Form 10-K
period 2004-10-31
NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
filed 2005-01-31
CIK 1227898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             For the transition period from           to
                                            ----------   ----------

                                   --------------

                      Commission File Number 333-104639-01

                                   --------------


                NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                DELAWARE                                  36-3731520
----------------------------------------      ----------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


           2850 WEST GOLF ROAD                               60008
----------------------------------------      ----------------------------------
       Rolling Meadows, Illinois                          (Zip Code)
(Address of principal executive offices)


        Registrant's telephone number, including area code (847) 734-4000

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

                                     PART I

ITEM 1.   BUSINESS

The Navistar Financial Dealer Note Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of June 8, 1995, among Navistar Financial Securities Corporation, as Seller (the "Seller"), Navistar Financial Corporation, as Servicer (the "Servicer"), and the Bank of New York, as Master Trust Trustee (the "Master Trust Trustee"). The Navistar Financial Dealer Note Master Owner Trust Agreement was formed on June 10, 2004 between Navistar Financial Securities Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, as Master Owner Trust Trustee (the "Master Owner Trust Trustee"). On June 10, 2004, the Master Trust issued Series 2004-1 of Class A and Class B Certificates in the amount of $200.0 million and $12.0 million, respectively to the public.

Navistar Financial Dealer Note Master Trust is the Issuer of the Notes. Navistar Financial Dealer Note Master Trust holds the dealer notes and will issue the collateral certificate held by the Issuer.

Wholesale dealer notes (the "Dealer Notes") and security interests in the vehicles financed thereby were transferred to the Master Trust in exchange for cash. The cash was derived from proceeds of the sale by the Master Trust of floating rate pass-through certificates (the "Investor Certificates"), which were remarketed to the public. The Seller sells additional Dealer Notes on a daily basis to the Master Trust to replace those daily Dealer Notes that are liquidated or charged off as uncollectible. Accordingly, the aggregate amount of Dealer Notes in the Master Trust will fluctuate from day to day as new Dealer Notes are generated and as existing Dealer Notes are removed.

Under the terms of the Pooling and Servicing Agreement, the Seller is required to maintain a minimum investment in the Master Trust (the "Minimum Master Trust Seller's Interest"), a portion of which is subordinated to the Investor Certificates. If the amount of Dealer Notes in the Master Trust is less than the combined ownership interest evidenced by the Investor Certificates and Minimum Master Trust Seller's Interest, the Seller must transfer additional funds ("Investment Securities") to the Master Trust to maintain NFSC's investment in the Master Trust (the "Master Trust Seller's Interest") at an amount not less the Minimum Master Trust Seller's Interest.

ITEM 2.   PROPERTIES

Refer to schedule 13(a) for information regarding the Certificates.

ITEM 3.   LEGAL PROCEEDINGS

The registrant knows of no material pending legal proceedings involving either the Dealer Notes or the trustees, or the Seller or Servicer in respect of the trusts.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the period of this report to a vote of the Certificateholders.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There were 50 participants holding positions in the Certificates issued by the Master Trust as of the end of the reporting year. For a breakdown of participants by series, refer to schedule 13(b). There is no principal market in which such certificates are traded. The Master Trust will not pay dividends in respect of the Certificates and, accordingly, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.


ITEM 6.   SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of October 31, 2004, the combined aggregate principal balance of Dealer Notes and Investment Securities was $1,186.4 million. Reference is made to Exhibit 13 for additional information for their respective series regarding principal and interest payments with respect to the Investor Certificates and information regarding servicing compensation and other fees paid by the trust during the fiscal year.

As of October 31, 2004, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the Master Trust to Investor Certificates and the Master Trust Seller's Interest was $1,132.4 million and $54.0 million, respectively.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9B.   OTHER INFORMATION

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.


ITEM 11.  EXECUTIVE COMPENSATION

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Navistar Financial Corporation owns 100% of the Registrant's common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     Exhibits

              3       Articles of Incorporation and By-Laws

              10      Material Contracts

              31 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

              99.1    Management's Assertion Concerning Compliance.

              99.2    Independent Auditor's Report.

              99.3    Officer's Compliance Certificate.


      (b)     Schedules

              The Annual Summary of the Servicer and Settlement Certificates listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

              13(a)   Annual Summary
                      -   Servicer and Settlement Certificates for Series 2004-1

              13(b)   Annual Summary
                      -   DTC Participants List.

              13(c)   Exhibit A
                      -   Series 2004-1



      (b)     Reports on Form 8-K


                      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2004:

              (i) Navistar Financial Dealer Note Master Owner Trust filed the July Servicer and Settlement Certificates on Form 8-K dated September 3, 2004.

              (ii) Navistar Financial Dealer Note Master Owner Trust filed the August Servicer and Settlement Certificates on Form 8-K dated September 29, 2004.

              (iii) Navistar Financial Dealer Note Master Owner Trust filed the September Servicer and Settlement Certificates on Form 8-K dated October 27, 2004.

                                    SIGNATURE



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)



By:  /s/     PAUL MARTIN                                       January 31, 2005
             -----------------------------
             Paul Martin
             Vice President and Controller
             (Principal Accounting Officer)

                                                                  Schedule 13(a)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER OWNER TRUST


                         CLASS A AND CLASS B DEALER NOTE
                            ASSET BACKED CERTIFICATES
                                  SERIES 2004-1


Under the Series 2004-1 Indenture Supplement dated as of June 10, 2004 (the "Indenture Supplement") by and among the Navistar Financial Dealer Note Master Owner Trust (the "Master Owner Trust") and The Bank of New York, as trustee (the "Indenture Trustee"), the Indenture Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments on the Series 2004-1 Notes as well as the performance of the Master Owner Trust during the previous month. The information which is required to be prepared with respect to the Payment Date of October 25, 2004, the Transfer Date of October 22, 2004 and with respect to the performance of the Master Owner Trust during the Due Period ended on September 30, 2004 and the Distribution Period ended on October 25, 2004 is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Note. Certain other information is presented based on the aggregate amounts for the Master Owner Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Indenture Supplement.

                                                                  Schedule 13(a)

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER OWNER TRUST

                                   DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                  SERIES 2004-1



     1 NFC is Servicer under the Agreement.

     2 The undersigned is a Servicing Officer.

     3 Master Trust Information for the period November 1, 2003 through October 1, 2004

   3.1 The amount of the Advance, if any, for the Due Period                                                   1,527,289.82

   3.2 The amount of ITEC Finance Charges for the Due Period                                                  25,172,555.06

   3.3 The average daily balance of Dealer Notes outstanding during the Due Period                           912,676,248.41

   3.4 The total amount of Advance Reimbursements for the Due Period                                                   0.00

   3.5 The aggregate principal amount of Dealer Notes repaid during the Due Period                         3,699,614,087.51

   3.6 The aggregate principal amount of Dealer Notes purchased by the Master Trust
       during the Due Period                                                                               4,028,712,070.54

   3.7 The amount of the Servicing Fee for the Due Period                                                      9,335,242.71

   3.8 The average daily Master Trust Seller's Interest during the Due Period                                136,876,943.16

   3.9 The Master Trust Seller's Interest as of the Distribution Date (after giving
       effect to the transactions set forth in Article IV of the Supplement)                                 150,320,000.00

  3.10 The aggregate amount of Collections for the Due Period                                              4,777,696,296.88

  3.11 The aggregate amount of Finance Charge Collections for the Due Period                                  54,693,651.08

  3.12 The aggregate amount of Principal Collections for the Due Period                                    4,723,002,645.80

  3.13 The amount of Dealer Note Losses for the Due Period                                                        (3,200.00)

  3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period                           1,132,392,146.85

  3.15 The aggregate amount of funds on deposit in the Excess Funding
       Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement
       and Article IV of the Agreement)                                                                       54,033,116.41

  3.16 Eligible Investments in the Excess Funding Account:

       a.  The aggregate amount of funds invested in Eligible Investments                                     53,927,853.15

       b.  Description of each Eligible Investment:                                               JP MORGAN PRIME MONEY MARKET FUND

       c.  The rate of interest applicable to each such Eligible Investment                                            1.62%

       d.  The rating of each such Eligible Investment                                                             AAAM/Aaa

  3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,                                   14,618,186.21
       as of the end of the Due Period

  3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due
       Period:

     i)Longhorn Bus Sales
    ii)Nalley Motor Trucks
   iii)Tx Trk Cntrs of Hous Ltd
    iv)Lee-Smith Inc
     v)Prairie Intl


  3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)
       as a percentage of the total principal amount outstanding, as of the end of the
       Due Period                                                                                                      0.09%

  3.20 The aggregate amount of Dealer Notes issued to finance used vehicles,
       as of the end of the Due Period                                                                        49,544,154.11

  3.21 The aggregate amount of funds on deposit in the Servicer Transition
       Fee Account as of the end of the last day of the Due Period (after
       giving effect to the transactions set forth in Article IV of the Supplement)                              100,138.80


  3.22 Eligible Investments in the Servicer Transition Fee Account:

       a.  The aggregate amount of funds invested in Eligible Investments                                        100,000.00

                                                                  Schedule 13(a)

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER OWNER TRUST

                                   DEALER NOTE
                           ASSET BACKED CERTIFICATES,


       b.  Description of each Eligible Investment:                                               JP MORGAN PRIME MONEY MARKET FUND

       c.  The rate of interest applicable to each such Eligible Investment                                            1.62%

       d.  The rating of each such Eligible Investment                                                             AAAM/Aaa

  3.23 The aggregate amount of funds on deposit in the Servicer Transition
       Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments
       made on the Distribution Date)                                                                            100,000.00

     4 Series 2004-1 Information for the period June 1, 2004 through October 31, 2004

   4.1 The Invested Amount as of the Distribution
       Date (after giving effect to the transactions set forth in
       Article IV of the Supplement and to the payments made on the Distribution Date)                       212,000,000.00

   4.2 The Adjusted Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on
       the Distribution Date)                                                                                231,080,000.00

   4.3 The Amount of the Seller's Invested Amount for the Due Period                                         734,750,747.66

   4.4 The amount of Series Allocable Dealer Notes Losses for the Due Period                                        (228.80)

   4.5 The amount of Series Allocable Finance Charge Collections for the Due Period                            5,241,946.24

   4.6 The amount of Series Allocable Principal Collections for the Due Period                               446,189,994.98

   4.7 The amount of Noteholder Allocated Dealer Note Losses for the Due Period                                     (223.77)

   4.8 The amount of Noteholder Available Interest Amounts for the Due Period                                  4,868,142.69

   4.9 The amount of Noteholder Available Principal Amounts for the Due Period                               411,905,506.19

  4.10 The aggregate amount of the Principal Shortfall, if any for the Due Period                                         -

  4.11 The aggregate amount of Seller Interest Amounts for the Due Period                                        373,803.55

  4.12 The aggregate amount of Seller's Principal Amounts for the Due Period                                  34,316,167.94

  4.13 The Reassignment Amount as of the Transfer Date                                                       212,000,000.00

  4.14 The Minimum Series Seller's Invested Amount as of the
       Distribution Date (after giving effect to the transactions set
       forth in Article IV of the Supplement)                                                                 25,440,000.00

  4.15 The Minimum Seller's Invested Amount as of the Distribution Date
       (after giving effect to the transaction set forth in Article IV
       of the Supplement)                                                                                                 -

  4.16 The Minimum Seller's Interest as of the Distribution Date (after giving effect to the transaction set forth in Article IV
       of the Supplement)                                                                                     25,440,000.00

  4.17 The Series Allocation Percentage with respect to Series 2004-1
       for the Due Period                                                                                             20.55%

  4.18 The Noteholder Floating Allocation Percentage for the Due Period                                               93.10%

  4.19 The Noteholder Principal Allocation Percentage, if applicable,
       for the Due Period                                                                                             93.11%

  4.20 The total amount to be distributed on the Series 2004-1
       Certificates on the Distribution Date                                                                   2,603,978.07

  4.21 The total amount, if any, to be distributed on the Series 2004-1
       Certificates on the Distribution Date allocable to the Invested
       Amount                                                                                                             -

  4.22 The total amount, if any, to be distributed on the Series 2004-1
       Certificates on the Distribution Date allocable to interest
       on the 2004-1 Certificates                                                                              1,790,769.79

  4.23 The amount of the Investor Servicing Fee to be paid on such
       Distribution Date                                                                                         813,208.28

  4.24 The amount of Investment Income with respect to the Series
       2004-1 Certificate for the Due Period                                                                      74,815.29

  4.25 The amount of Excess Interest Collections for the Due Period                                            2,326,647.38

  4.26 The amount of Excess Interest Collections for the Due Period
       allocated to other Series                                                                                   5,014.26

                                                                  Schedule 13(a)

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER OWNER TRUST

                                   DEALER NOTE
                           ASSET BACKED CERTIFICATES,



  4.27 The amount of Noteholder Available Principal Amounts treated
       as Shared Principal Collections for the Due Period                                                     83,312,264.64

  4.28 The amount of all Shared Principal Collections allocated  to
       Series 2004-1 for the Due Period                                                                                   -


     5 Series 2004-1 Notes Information for the period June 1, 2004 through October 31, 2004                               -

   5.1 Series 2004-1 Nominal Liquidation Amount as of the Transfer Date
       (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments made on
       the Payment Date).                                                                                    212,000,000.00

       Cumulative Reductions (Net of Reinstatements) of the Series
       2004-1 Nominal Liquidation Amount, if any, as of the Transfer Date                                                 -

   5.2 Series 2004-1 Collateral Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series
       2004-1 Indenture Supplement and to payments made on the Payment Date                                  231,080,000.00

   5.3 Series 2004-1 Overcollateralization Amount as of the Transfer Date
       (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments
       made on the Payment Date)                                                                              19,080,000.00

       Series 2004-1 Target Overcollateralization Amount, if any, as
       of the Transfer Date                                                                                   19,080,000.00

       Cumulative Reductions (Net of Reinstatements) of the Series
       2004-1 Overcollateralization Amount Deficiency, if any, as of the
       Transfer Date                                                                                                      -

   5.4 Series 2004-1 Allocated Dealer Note Losses for the Due Period                                                (228.80)

   5.5 Series 2004-1 Allocated Interest Amounts for the Due Period                                             4,868,142.69

   5.6 Series 2004-1 Allocated Principal Amounts for the Due Period                                          411,905,506.29

   5.7 Series 2004-1 Noteholders Allocated Dealer Note Losses for the
       Due Period                                                                                                   (223.77)

   5.8 Series 2004-1 Available Interest Amounts with respect to the Due Period                                 4,942,957.96

   5.9 Series 2004-1 Available Principal Amounts with respect to the
       Due Period                                                                                            411,905,506.19

  5.10 Shortfall in Series Available Principal Amounts, if any, for the
       Due Period                                                                                                         -

  5.11 Sellers Invested Amount for the Series 2004-1 Notes for the Due Period                                 25,440,000.00

  5.12 Shortfall in Series Available Interest Amounts, if any, for the Due Period                                         -

  5.13 Unreimbursed reductions to the Series 2004-1 Collateral Amount,
       if any, for the Due Period                                                                                         -

  5.14 Nominal Liquidation Amount plus Accrued and Unpaid Interest as
       of the Transfer Date                                                                                  212,000,000.00

  5.15 Series 2004-1 Required Seller's Invested Amount as of the Payment Date                                 25,440,000.00

  5.16 Series 2004-1 Controlled Accumulation Amount, if any, for the Due Period                                           -

  5.17 Series 2004-1 Controlled Deposit Amount, if any, for the Due Period                                                -

  5.18 Series Variable Allocation Percentage for the Due Period                                                      100.00%

  5.19 Series Fixed Allocation Percentage for the Due Period                                                         100.00%

  5.20 Total amount to be distributed on the Series 2004-1 Notes on the
       Payment Date                                                                                            2,671,671.66

  5.21 Total amount, if any, to be distributed on the Series 2004-1 Notes
       on the Payment Date allocable to the Outstanding Principal Amount                                                  -

  5.22 Total amount to be distributed on the Series 2004-1 Notes on the Payment
       Date allocable to interest on the Series 2004-1 Notes                                                   1,790,769.79

  5.23 Series 2004-1 Servicing Fee to be paid on the Payment Date                                                880,901.87

5.24.1 Series 2004-1 Investment Income                                                                            63,017.02

5.24.2 Series 2004-1 Principal Funding Account investment income                                                          -

                                                                  Schedule 13(a)

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER OWNER TRUST

                                   DEALER NOTE
                           ASSET BACKED CERTIFICATES,



5.24.3 Series 2004-1 Negative Carry Account investment income                                                             -

5.24.4 Series 2004-1 Interest Funding Account investment income                                                           -

5.24.5 Series 2204-1 Spread Account investment income                                                             11,798.27

  5.25 Series Excess Available Amounts for the Due Period                                                      2,271,286.30

  5.26 Excess Available Interest Amounts for the Due Period allocated
       to other Series of Notes                                                                                           -

  5.27 Excess Available Interest Amounts for the Due Period allocated
       to Series of Investor Certificates                                                                          5,014.26

  5.28 Excess Available Principal Collections allocated from other series of Notes
       to Series 2004-1 for the Due Period                                                                                -

  5.29 Amount of Shared Principal Collections allocated to Series 2004-1 for the
       Due Period                                                                                             14,027,974.73

  5.30 Amount of Excess Available Principal Collections allocated to other
       Series of Notes for the Due Period                                                                                 -

  5.31 Cash Collateral Percentage as of the Transfer Date                                                              4.55%

  5.32 Mismatch Amount for the Series 2004-1 Notes for the Due Period                                                     -

  5.33 Reimbursement Amount for the Series 2004-1 Notes for the Due Period                                                -

  5.34 Certain amounts and calculations referenced in the definition of Early
       Redemption Event                                                                                     SEE EXHIBIT "A"


     6 Account Information for the period June 1, 2004 through October 31, 2004

   6.1 Series 2004-1 Spread Account Balance as of the Payment Date after giving
       effect to all withdrawls and deposits made on such Payment Date                                         2,650,000.00

       Series 2004-1 Spread Account Required Amount, if any, as of the Payment Date
       after giving effect to all withdrawls and deposits made on such Payment                                 2,650,000.00

   6.2 Series 2004-1 Principal Funding Account Balance as of the Payment Date after
       giving effect to all withdrawls and deposits made on such Payment Date                                             -

   6.3 Series 2004-1 Negative Carry Account Balance as of the Payment Date after
       giving effect to all withdrawls and deposits made on such Payment Date                                             -

       Series 2004-1 Required Negative Carry Account Balance, if any, as of
       the Payment Date after giving effect to all withdrawls and deposits
       made on such Payment Date                                                                                          -

   6.4 Series 2004-1 Interest Funding Account Balance as of the Payment Date after
       giving effect to all withdrawls and deposits made on such Payment Date                                             -

     7 Class A Notes Information for the period June 1, 2004 through October 31, 2004

   7.1 Class A Outstanding Principal Amount as of the Payment Date after giving
       effect to the transactions made on such Payment Date                                                  200,000,000.00

   7.2 Class A Nominal Liquidation Amount as of the Payment Date after giving
       effect to the transactions made on such Payment Date                                                  200,000,000.00

   7.3 Total amount to be distributed on the Class A Notes on the Payment Date                                 1,656,455.77

   7.4 Total amount, if any, to be distributed on the Class A Notes on the Payment
       Date allocable to the Class A Outstanding Principal Amount                                                         -

   7.5 Total amount to be distributed on the Class A Notes on the Payment Date
       allocable interest on the Class A Notes                                                                 1,656,455.77

   7.6 Class A Monthly Interest for the Interest Period                                                          379,333.33


     8 Class B Notes Information for the period June 1, 2004 through October 31, 2004

   8.1 Class B Outstanding Principal Amount as of the Payment Date After giving
       effect to the transactions made on such Payment Date                                                   12,000,000.00

   8.2 Class B Nominal Liquidation Amount as of the Payment Date after giving
       effect to the transactions made on such Payment Date                                                   12,000,000.00

   8.3 Total amount to be distributed on the Class B Notes on the Payment Date                                   134,314.01

   8.4 Total amount, if any, to be distributed on the Class B Notes on the Payment
       Date Allocable to the Class B Outstanding Principal Amount                                                         -

                                                                  Schedule 13(a)

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER OWNER TRUST

                                   DEALER NOTE
                           ASSET BACKED CERTIFICATES,



   8.5 Total amount to be distributed on the Class B Notes on the Payment Date
       allocable interest on the Class B Notes                                                                   134,314.01

   8.6 Class B Monthly Interest for the Interest Period                                                           29,373.33

                           Schedule 13(c)
                         Dealer Note Master Owner Trust
                                  Series Data
                   Fiscal Year 2004 (11/1/2003 - 10/31/2004)

                                                                                                  2004-1                Total

  1 Aggregate amount of Collections                                                           416,773,648.98        416,773,648.98
    Allocated Interest Amounts for the Due Period                                               4,868,142.69          4,868,142.69
    Allocated Principal Amounts for the Due Period                                            411,905,506.29        411,905,506.29
    Allocation From / (To) Other Series                                                                    -                     -

  2 Series Fixed Allocation Percentage for the Due Period                                             100.00%               100.00%
    Series Variable Allocation Percentage for the Due Period                                          100.00%               100.00%
    Principal Allocation Percentage                                                                      N/A                   N/A

  3 Total amount distributed (without Servicing Fee)                                            1,790,769.79          1,790,769.79

  4 Total amount of such distribution allocable
    to the Outstanding Principal Amount                                                                    -                     -

  5 Total amount of such distribution allocable
    to interest on the Series Notes                                                             1,790,769.79          1,790,769.79

  6 Series Allocated Dealer Note Losses                                                                    -                     -

  7 Recoveries on Dealer Note Losses                                                                       -                     -

  8 Amount of Series Allocated Dealer Note Losses / (Recoveries)                                     (102.60)              (102.60)
    -Noteholder portion of Dealer Note Losses / (Recoveries)                                         (100.36)              (100.36)
    -Seller portion of Dealer Note Losses / (Recoveries)                                               (2.24)                (2.24)

  9 Draw Amount                                                                                          N/A                   N/A

 10 Investor Charge Offs                                                                                 N/A                   N/A

 11 Reimbursements of Investor Charge Offs                                                               N/A                   N/A

 12 Monthly Servicing Fee
    -     Series Allocation - Servicing Fee                                                       876,300.28            876,300.28
    -          Noteholder Servicing Fee                                                           813,208.28            813,208.28
    -          Seller Servicing Fee                                                                63,092.00             63,092.00

 13 Controlled Accumulation Amount                                                                         -                     -

 14 Nominal Liquidation Amt prior to Distribution Date                                        200,000,000.00        200,000,000.00
    Nominal Liquidation Amt after to Distribution Date                                        200,000,000.00        200,000,000.00

 15 Nominal Liquidation Amount                                                                200,000,000.00        200,000,000.00
    Overcollateralization Amount                                                               31,000,000.00         31,000,000.00
    Negative Carry Account Balance                                                                       N/A                   N/A
    Other                                                                                     231,000,000.00        231,000,000.00
    Collateral Amount

    Required Excess Seller's Interest                                                                    N/A                   N/A

 16 Beginning Spread Account Balance                                                            2,650,000.00          2,650,000.00
           Withdrawls from Spread Account (-) Interest                                             (6,452.36)            (6,452.36)
           Deposits to Spread Account (+) Interest                                                  6,452.36              6,452.36
    Spread Account Balance as of the close of
    business on the Distribution date                                                           2,650,000.00          2,650,000.00

 17 Series Principal Funding Account Balance                                                               -                     -

 18 Delinquency on Serviced Portfolio
                                                                30-59 days                              0.01%                 0.01%
                                                                60-89 days                              0.01%                 0.01%
                                                                 90+  days                              0.08%                 0.08%

 19 Master Owner Trust Receivables Balance
    Master Trust Receivables Balance                                                        1,132,392,146.85      1,132,392,146.85