Form 10-K
period 2005-10-31
NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
filed 2009-02-03
CIK 1227898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended October 31, 2005
                                   OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         To

                   Commission file number 333-104639-01

             NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
          (Exact name of registrant as specified in its charter)

            Delaware                                  36-3731520
 -------------------------------           ------------------------------
   (State or other jurisdiction                     (I.R.S. Employer
       of incorporation or                        Identification No.)
         organization)

               425 N. Martingale Road, Schaumburg, IL 60173
           ----------------------------------------------------
           (Address of principal executive offices, Zip Code)

      Registrant's telephone number, including area code (630) 753-4000

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be  filed  by  Section 13 or 15 (d) of  the  Securities  Exchange Act of 1934
during  the  preceding  12 months  and  (2) has  been  subject  to  such  filing
requirements for the past 90 days.    Yes       X No

Indicate by  check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).    Yes          X No

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes          X No

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

The Dealer  Note Trust (the "1990  Trust"), the  Navistar Financial  Dealer Note
Master Trust (the "Master Trust") and the Navistar Financial  Dealer Note Master
Owner  Trust (the "Master  Owner Trust") are a series of trusts  established  by
Navistar Financial Securities Corporation ("NFSC") to facilitate  the financing of loans ("Dealer Notes") by Navistar  Financial  Corporation ("NFC") to dealers to finance their inventories of trucks and related assets.

The 1990 Trust was formed pursuant to a Pooling and Servicing  Agreement,  dated as  of  December 1,  1990,  among  NFC, as  Servicer,  NFSC,  as  Seller,  and
Manufactures  Hanover Trust Company,  as trustee.  NFC  transferred Dealer Notes and related assets to NFSC,  which in turn  transferred  the  Dealer  Notes  and related assets to the 1990  Trust.  The  1990 Trust  issued  various  series of certificates  backed by the Dealer  Notes and related asset.

The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of June 8, 1995, among NFSC,  as Seller,  NFC, as Servicer (the  "Servicer"),
The Bank of New York,  as Master  Trust  Trustee  (the "Master Trust  Trustee"),
and 1990 Trust  trustee.  The Master Trust issued various series of certificates backed by  interests in  certificates  issued by the 1990 Trust to it, and upon termination  of the 1990 Trust and  transfer of the assets of the 1990 Trust to the Master  Trust,  the Dealer  Notes and related  assets.  On June 8, 1995, the
1990 Trust issued a certificate  representing an undivided  interest in the 1990
Trust assets in the amount of $207.9  million to the Master  Trust  which,  in turn,  issued  certificates in the amount of $200.0 million (the "Series 1995-1
Certificates") to  the  public.  On  July 17,  1998,  the  1990 Trust  issued a certificate in the amount of $200.0 million to the Master Trust which,  in turn, issued  certificates  in  the  amount  of $200.0  million  (the  "Series  1998-1
Certificates")  to the public.  In 1999, all of the certificates publicly issued by the 1990  Trust  were  paid in full,  the  certificates  issued to the Master
Trust  were cancelled,  the 1990 Trust was  terminated,  and all  of the  Dealer
Notes and related  assets in  the 1990  Trust were  transferred  to  the  Master
Trust.  On  July 13,  2000,  the  Master  Trust  issued  Class  A  and  Class  B
certificates in the amount of $200.0  million  and $12.0 million,   respectively
(the  "Series  2000-1 Certificates"),  to  the public.  On  July 10, 2003,  the
Master Trust issued Class A and B certificates  in the amount of  $200.0 million and $12.0 million, respectively (the "Series 2003-1 Certificates"), to the public.

The  Navistar  Financial  Dealer  Note  Master  Owner  Trust (the "Master  Owner
Trust") was formed  pursuant  to  a Master Owner Trust Agreement,  dated  as  of
June 10, 2004,  between NFSC and Chase Manhattan Bank USA, National Association,
as Master Owner Trust Trustee (the "Master  Owner Trust Trustee"). On  June 10,
2004,  the  Master Trust  issued  a  collateral  certificate  in  the  amount of
$212.0  million to the Master  Owner  Trust,  which accordingly  issued Class A and B Notes in the amount of $200.0 million and $12.0 million, respectively (the
"Series 2004-1  Notes"), to the public. On February 28, 2005, the balance of the collateral  certificate  was increased  by $212.0  million, and the Master Owner
Trust  issued  Class A  and  Class B  Notes  in the amount of $200.0 million and
$12.0 million, respectively (the "Series 2005-1 Notes"), to the public.

On June 27, 2005, the Series 2000-1 Certificates were redeemed and paid in full.

On a daily basis,  the Seller  transfers  Dealer Notes to the  Master  Trust and
Dealer Notes  in the  Master Trust are collected,  liquidated  or charged off as uncollectible.  Accordingly,  the aggregate amount of Dealer Notes in the Master
Trust will  fluctuate  from day to day as new Dealer  Notes  are  generated  and existing  Dealer Notes are  removed.  The  cash  derived from  proceeds  of  the issuance of  certificates  by  the  Master  Trust (the "Investor  Certificates")
and collection on the Dealer Notes are  transferred to the Seller  provided that the Master Trust Seller's  Interest is not less  than the  Minimum  Master Trust
Seller's  Interest.  Under the terms of the Master Trust  Pooling and  Servicing
Agreement, the Seller is required to maintain a minimum investment in the Master
Trust (the "Minimum Master Trust Seller's  Interest"),  a  portion  of  which is subordinated  to  the  Investor  Certificates.  If the  amount of  Dealer  Notes in the  Master  Trust  and  funds  held in  specified accounts is less  than the combined ownership  interest evidenced by the  Investor Certificates and Minimum
Master Trust Seller's Interest,  the Seller must transfer or  retain  additional funds ("Investment  Securities") in  specified  accounts of the  Master Trust to maintain  NFSC's  investment  in  the  Master  Trust (the "Master Trust Seller's
Interest") at  an  amount  not  less the Minimum Master Trust Seller's Interest.

Item 2.  Properties

Refer to schedule 13(b) for information regarding the Certificates.

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

There were 21 participants  holding  positions in the Certificates issued by the
Master Owner Trust as of the end of the reporting  year.  There is no  principal market in which such  certificates  are traded.  The Master Owner Trust will not pay dividends in respect of the Certificates and,  accordingly,  the information required by Item 201 of Regulation S-K regarding  dividends  is  inapplicable to the Trust.

Item 6.  Selected Financial Data

None.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations

As of October 31, 2005, the  combined  aggregate  principal  balance  of  Dealer
Notes and  Investment  Securities was  $1,364.1  million.  Reference  is made to
Schedule 13 for  additional  information  for their  respective series regarding principal and interest  payments with respect to the Investor  Certificates and information regarding servicing compensation and other fees paid  by  the  trust during the fiscal year.

As of October 31, 2005, the combined  aggregate  principal  balance of Dealer
Notes and  Investment  Securities allocated by the Master Trust to Investor
Certificates  and the Master  Trust  Seller's  Interest was $1,356.4 million and
 $7.7 million, respectively.

Item 8.  Financial Statements and Supplementary Data

None.

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting and
Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our evaluation of the  effectiveness  of our disclosure  controls and  procedures  as defined in  Rules 13a-15(e)  and  15d-15(e)  of the
Exchange  Act  was  performed   under  the  supervision  and  with  the
participation of our senior  management,  including our Chief Executive
Officer  and  Chief  Financial  Officer.   The  purpose  of  disclosure
controls and  procedures is to ensure that  information  required to be disclosed  in the reports we file or submit  under the  Exchange Act is recorded,  processed,  summarized and reported  within the time periods specified in the SEC's rules and forms,  and that such  information  is
accumulated  and  communicated  to  management,   including  our  Chief
Executive  Officer  and  Chief  Financial  Officer,   to  allow  timely
decisions regarding required disclosures.

      In  NFC's   2005  Form  10-K,   we   disclosed   eight   material
weaknesses.  A material  weakness is a deficiency,  or  combination  of deficiencies,  in internal  control over financial  reporting such that there is a reasonable  possibility that a material  misstatement of the
Company's   annual  or  interim   financial   statements  will  not  be
prevented or detected on a timely basis.

      Based on the  material  weaknesses  identified  below,  our Chief
Executive  Officer and Chief  Financial  Officer  concluded that, as of
October 31,  2005,  our  disclosure  controls and  procedures  were not
effective.   The   following   chart  shows  the  material   weaknesses
identified and the filing where full remediation was discussed:

2005 Material Weakness Description

1.    Control  Environment:  Management  had not  established  a strong consciousness  regarding  the  application  of ethics  across all areas of the Company  and the  importance  of  internal  controls
      over  financial   reporting   including  adherence  to  generally
      accepted  accounting  principles.  This  weakness  in the control environment  likely  contributed  to many of the  other  material
      weaknesses  we  disclosed.   As  identified  by  an   independent
      investigation  initiated by Navistar,  Inc's Board of  Directors, certain  members of management and other  employees,  in place at
      that  time,   were   involved   in   instances   of   intentional
      misconduct.

      Filing where full remediation is disclosed -July 31, 2008 Form 10-Q

2.    Accounting  Personnel:  We did not have a  sufficient  number  of accounting  personnel  with an  appropriate  level of  accounting
      knowledge,   experience  and  training  in  the   application  of
      generally   accepted   accounting   principles   ("GAAP").   This
      includes a previously identified material weakness,  disclosed in
      fiscal  2004,   which  related  to  accounting   for   receivable
      securitization   transactions.   This  weakness  resulted  in  an
      inadequate  segregation of duties and an  insufficient  review of information  pertaining to securitization  accounting.  There was also a material  weakness related to the accounting for allowance for losses.  We did not maintain  effective  controls to properly account  for the  timing of losses  associated  with  repossessed assets and the  calculation  of loss factors used in  determining the  allowance  for losses.  Specifically,  we did not record the loss at the  time  that the  repossession  occurred  and  instead recorded the loss when the repossessed asset was sold.

      Filing where full remediation is disclosed - October 31, 2007 Form 10-K

3.    Accounting Policies and Procedures:  We did not have a formalized
      process   for   monitoring,    updating,    disseminating,    and
      implementing  GAAP-compliant  accounting policies and procedures.
      This  includes  a  previously   identified   material   weakness,
      disclosed  in fiscal 2004  concerning  a  misapplication  of GAAP related to  securitization  accounting and an associated  lack of timely  resolution of  outstanding  reconciling  items in certain collection accounts.

       Remediation ongoing - As of October 31, 2008 remediation related to Repossessed Vehicle Inventory Accounting Policies and Procedures
       remains on going. See October 31, 2008 Form 10-K for further discussion.

4.    Internal Audit: We utilize  Navistar's  corporate  internal audit department  in lieu of having a separate  department.  Navistar's
      internal  audit  department  was  not  an  effective   monitoring
      control   over   financial   reporting   for   Navistar  and  its
      subsidiaries.

      Filing where full remediation is disclosed - July 31, 2008 Form 10-Q

5.    Information   Technology  (IT):  Our  IT  general  controls  over
      computer program development,  computer program changes, computer operations  and  system  user  access to  programs  and data were ineffectively designed.  Additionally, we concluded that computer application controls were unreliable and ineffective.

      Filing where full remediation is disclosed - October 31, 2008 Form 10-K

6.    Pension  Accounting:  We utilize the  services of the  Navistar's corporate  pension  and  benefits  group to address  our  pension accounting  needs.  Navistar's  corporate  pension  and  benefits group did not maintain effective controls to accurately  estimate the total entity pension and OPEB obligations.  Specifically, the application  of the  methodology  used  to  determine  historical discount  rates was not  properly  documented  and  reviewed  and lacked proper  support for other  assumptions  used in accounting for the obligations.

      Filing where full remediation is disclosed - October 31, 2008 Form 10-K

7.    Income Tax  Accounting:  We utilize the  services  of  Navistar's
      corporate  tax  group  to  address  our  tax  accounting   needs.
      Navistar's   corporate   tax  group  did  not   retain   detailed
      supporting documentation for our tax liabilities.

      Filing where full remediation is disclosed - October 31, 2007 Form 10-K

8.    Journal  Entries:  We did not maintain  effective  controls  over review and  approval of journal  entries.  Specifically,  journal
      entries  were  not  reviewed   thoroughly  and  approved  by  the
      appropriate  level of  management  to  ensure  the  accuracy  and appropriateness of the accounts used when entries were recorded.

      Filing where full remediation is disclosed - October 31, 2008 Form 10-K

Changes in Internal Control over Financial Reporting

Our  management is  responsible  for  establishing  and  maintaining adequate  internal  control  over  financial  reporting  as  defined in
Rules  13a-15(f)  and  15d-15(f)  of the  Exchange  Act.  Over the last three years,  NFC has taken  numerous  remediation  actions,  including but not limited to the following;

o  Executives and senior  management  increased their  communication about the  importance of internal  controls,  ethics and acting with integrity across the company.

o  We made  leadership  changes and  increased  our staff  levels to strengthen our finance and accounting team.

o  We  established  an Audit  Committee  specifically  for  Navistar
   Financial  Corporation  and appointed an  independent  member of the
   Board of Directors to chair the committee.

o  We   focused  on   updating   and   implementing   GAAP-compliant
   accounting  policies and  procedures  and  increasing the formal and informal training of our finance and accounting team.

o  We retained outside  consultants  with appropriate  expertise and training to supplement our finance and accounting staff.

o  Navistar,  Inc.  fully  outsourced the internal audit function to an independent accounting firm.

o  Under the  guidance  of  Navistar,  Inc's   new  Chief  Information
   Officer ("CIO"),  we adopted and implemented  Control Objectives for
   Information and related Technology  (COBIT®), a recognized industry standard  control  framework,  as the  foundation  of our  design of information technology ("IT") general controls.

o  We  reinforced  our journal  entry  policy  and   procedures  to our
   finance and  accounting  team  through  regular  communications  and training.

As of October 31, 2008,  these actions,  and those more fully described in our Control and  Procedure  disclosures  included in the  Securities and Exchange  Commission  filings referenced below, have remediated all but one of the material  weaknesses  identified in the  Company's  2005
Form  10-K.  Our  leadership  team  continues  to  take  the  necessary actions to remediate our  remaining  material  weakness and  strengthen our internal control over financial reporting.

We   believe  the  above  measures  have  strengthened  our  accounting and  financial  reporting  controls.  We  are  committed  to  providing timely,  thorough, and accurate financial reporting.  Most importantly, prior to filing our fiscal  year 2005  Annual  Report on Form 10-K,  we made  significant  efforts to review our financial  results in light of
the   aforementioned   weaknesses   to  conclude   that  the  financial
statements  included herein fairly present,  in all material  respects, our financial position,  results of operations,  and cash flows for the periods presented in conformity with GAAP.

The following Controls and Procedures disclosures are incorporate by reference;

Navistar Financial Corporation 2005 Form 10-K, Commission file number 1-4146-1
Navistar Financial Corporation 2007 Form 10-K, Commission file number 1-4146-1
Navistar Financial Corporation 2008 Form 10-K, Commission file number 1-4146-1
Navistar Financial Corporation 2008 3Q Form 10-Q, Commission file number
1-4146-1

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

    (a)      Exhibits

             3       Articles of Incorporation and By-Laws
             10      Material Contracts
             31      Certification Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002
             99.1    Management's Assertion Concerning Compliance.
             99.2    Report of Independent Registered Public Accounting Firm
             99.3    Officer's Compliance Certificate.

    (b)      Schedules

             The Annual Summary of the Servicer and Settlement Certificates
             listed below is an annualized version of the monthly Servicer
             Certificates prepared by the Servicer.

                       Annual Summary
             13(a)     -  Servicer and Settlement Certificates for Series 2004-1
                          and 2005-1.
             13(b)     -  Dealer Note Master Owner Trust Series Data

    (c)       Reports on Form 8-K

              The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2005:

              (i)      Navistar  Financial  Dealer Note Master Owner Trust file
                       the July Servicer and Settlement  Certificates  on Form
                       8-K dated September 6, 2005.

              (ii)     Navistar  Financial  Dealer  Note  Master  Owner  Trust
                       filed the August  Servicer  and  Settlement  Certificates
                       on Form 8-K dated October 5, 2005.

              (iii)    Navistar  Financial  Dealer  Note  Master  Owner  Trust
                       filed the September  Servicer and Settlement Certificates
                       on Form 8-K dated November 2, 2005.

====================================================================================================================================
                                                   SIGNATURE

     Pursuant  to the  requirements  of  Section  13 or  15(d) of the Securities
Exchange  Act of  1934,  the registrant has duly caused this report to be signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                             NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
                          (Exact name of Registrant as specified in its charter)

Date:  January 30, 2009           By: /s/ DAVID L. DERFELT
                                          David L. Derfelt
                                          V. P., and Controller
                                         (Principal Accounting Officer)

====================================================================================================================================
                                                                                                 Schedule 13(a)

                        ANNUAL SERVICER AND SETTLEMENT CERTIFICATE
                        NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
                                 ASSET BACKED CERTIFICATES
                                       SERIES 2004-1

Under the Series  2004-1  Supplement  dated as of June 10, 2004 (the  "Supplement")  by and
among   Navistar   Financial   Corporation,    ("NFC"),   Navistar   Financial   Securities
Corporation  ("NFSC") and The Bank of New York, as trustee (the "Master Trust  Trustee") to
the  Pooling  and  Servicing   Agreement   dated  as  of  June  8,  1995  (as  amended  and
supplemented,  the  "Agreement")  by and among NFC,  NFSC,  and the Master  Trust  Trustee, the Master Trust Trustee is required to prepare  certain  information  each month regarding
current    distributions    to   certain    accounts    and    payments   to   the   Series
2004-1Certificateholders  as  well  as the  performance  of the  Master  Trust  during  the previous  month.  An annual  aggregation  of such monthly  reports for the period  November
1, 2004  through  October 31, 2005 with respect to  distributions  and  performance  of the
Trust is set forth  below.  Certain  of the  information  is  presented  on the basis of an original  principal amount of $1,000 per Investor  Certificate.  Certain other  information is presented  based on the aggregate  amounts for the Master Trust as a whole.  Capitalized terms used but not  otherwise  defined  herein  shall have the  meanings  assigned  to such terms in the Agreement and the Supplement.

     1 NFC is Servicer under the Agreement.

     2 The undersigned is a Servicing Officer.

     3 Master Trust Information November 1, 2004 through October 31, 2005.

   3.1 The amount of the Advance, if any, for the Due Period                                      2,384,059.40

   3.2 The amount of ITEC Finance Charges for the Due Period                                     42,739,563.21

   3.3 The average daily balance of Dealer Notes outstanding during the Due Period            1,192,758,763.74

   3.4 The total amount of Advance Reimbursements for the Due Period                                         -

   3.5 The aggregate principal amount of Dealer Notes repaid during the Due Period            4,807,396,823.07

   3.6 The aggregate principal amount of Dealer Notes purchased by the Master Trust           5,043,316,973.95
       during the Due Period

   3.7 The amount of the Servicing Fee for the Due Period                                        12,052,425.86

   3.8 The average daily Master Trust Seller's Interest during the Due Period                   166,118,740.81

   3.9 The Master Trust Seller's Interest as of the Distribution Date (after giving
       effect to the transactions set forth in Article IV of the Supplement)                    178,070,000.00

  3.10 The aggregate amount of Collections for the Due Period                                 5,837,208,231.95

  3.11 The aggregate amount of Finance Charge Collections for the Due Period                     89,831,746.99

  3.12 The aggregate amount of Principal Collections for the Due Period                       5,747,376,484.96

  3.13 The amount of Dealer Note Losses for the Due Period

  3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period              1,356,347,047.19

  3.15 The aggregate amount of funds on deposit in the Excess Funding Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement and Article IV
       of the Agreement)                                                                          7,861,714.09

  3.16 Eligible Investments in the Excess Funding Account:

       a.  The aggregate amount of funds invested in Eligible Investments                         7,722,952.81

       b.  Description of each Eligible Investment:                            JP Morgan Prime Money Market Fund

       c.  The rate of interest applicable to each such Eligible Investment                              3.66%

       d.  The rating of each such Eligible Investment                                                AAAm/Aaa

  3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
       as of the end of the Due Period                                                           17,783,483.15

  3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:

       i)Chicago International
       ii) Lee-Smith Inc
       iii) Nally Motor Trks
       iv) Truck King Intl
       v) Southland Intl Trks

  3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)
       as a percentage of the total principal amount outstanding, as of the end of
       the Due Period                                                                                     0.07%

  3.20 The aggregate amount of Dealer Notes issued to finance used vehicles,
       as of the end of the Due Period                                                           65,060,226.26

  3.21 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the end of the last day of the Due Period (after giving effect to the
       transactions set forth in Article IV of the Supplement)                                      103,663.69

  3.22 Eligible Investments in the Servicer Transition Fee Account:

       a.  The aggregate amount of funds invested in Eligible Investments                           103,341.77

       b.  Description of each Eligible Investment:                            JP Morgan Prime Money Market Fund

       c.  The rate of interest applicable to each such Eligible Investment                              3.66%

       d.  The rating of each such Eligible Investment                                                AAAm/Aaa

  3.23 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV
       of the Supplement and to the payments made on the Distribution Date)                         100,000.00

     4 Series 2004-1 Information November 1, 2004 through October 31, 2005.

   4.1 The Invested Amount as of the Distribution
       Date (after giving effect to the transactions set forth in
       Article IV of the Supplement and to the payments made on the Distribution Date)          424,000,000.00

       The Adjusted Invested Amount as of the Distibution
        Date (after giving effect to the transactions set forth
   4.2  in Article IV of the Supplement and to the payments made on the Distribution Date)      462,160,000.00

   4.3 The Amount of the Seller's Invested Amount for the Due Period                            178,070,000.00

   4.4 The amount of Series Allocable Dealer Notes Losses for the Due Period                                 -

   4.5 The amount of Series Allocable Finance Charge Collections for the Due Period               3,309,371.16

   4.6 The amount of Series Allocable Principal Collections for the Due Period                  152,920,038.07

   4.7 The amount of Noteholder Allocated Dealer Note Losses for the Due Period                              -

   4.8 The amount of Noteholder Available Interest Amounts for the Due Period                    25,695,151.27

   4.9 The amount of Noteholder Available Principal Amounts for the Due Period                1,559,732,774.36

  4.10 The aggregate amount of the Principal Shortfall, if any for the Due Period                            -

  4.11 The aggregate amount of Seller Interest Amounts for the Due Period                         3,069,908.14

  4.12 The aggregate amount of Seller's Principal Amounts for the Due Period                    186,357,260.40

  4.13 The Reassignment Amount as of the Transfer Date                                          424,000,000.00

  4.14 The Minimum Series Seller's Invested Amount as of the
       Distribution Date (after giving effect to the transactions set
       forth in Article IV of the Supplement)                                                    50,880,000.00

  4.15 The Minimum Seller's Invested Amount as of the Distribution
       Date (after giving effect to the transaction set forth in Article IV
       of the Supplement)                                                                                    -

  4.16 The Minimum Seller's Interest as of the Distribution
       Date (after giving effect to the transaction set forth in Article IV
       of the Supplement)                                                                        50,880,000.00

  4.17 The Series Allocation Percentage with respect to Series 2004-1
       for the Due Period                                                                               34.79%

  4.18 The Noteholder Floating Allocation Percentage for the Due Period                                 89.34%

  4.19 The Noteholder Principal Allocation Percentage, if applicable,
       for the Due Period                                                                               89.34%

  4.20 The total amount to be distributed on the Series 2004-1
       Certificates on the Distribution Date                                                     16,040,839.34

  4.21 The total amount, if any, to be distributed on the Series 2004-1
       Certificates on the Distribution Date allocable to the Invested
       Amount                                                                                                -

  4.22 The total amount, if any, to be distributed on the Series 2004-1
       Certificates on the Distribution Date allocable to interest
       on the 2004-1 Certificates                                                                12,066,109.33

  4.23 The amount of the Investor Servicing Fee to be paid on such
       Distribution Date                                                                            351,293.08

  4.24 The amount of Investment Income with respect to the Series
       2004-1 Certificate for the Due Period                                                         59,569.97

  4.25 The amount of Excess Interest Collections for the Due Period                              10,337,242.58

  4.26 The amount of Excess Interest Collections for the Due Period
       allocated to other Series                                                                     68,695.21

  4.27 The amount of Noteholder Available Principal Amounts treated
       as Shared Principal Collections for the Due Period                                        47,738,441.69

  4.28 The amount of all Shared Principal Collections allocated  to
       Series 2004-1 for the Due Period                                                                      -

==================================================================================================================

                                      NOTE STATEMENT
                     NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
                                    SERIES 2004-1 NOTES

Under the Series  2004-1  Indenture  Supplement  dated as of June 10, 2004 (the  "Indenture
Supplement")  by and among the  Navistar  Financial  Dealer  Note  Master  Owner Trust (the
"Master Owner Trust") and The Bank of New York, as trustee (the "Indenture  Trustee"),  the
Indenture  Trustee is required to prepare certain  information each month regarding current distributions  to certain  accounts and payments on the Series  2004-1 Notes as well as the performance  of the Master  Owner Trust during the previous  month.  An annual  aggregation of such  monthly  reports  for the period  November 1, 2004  through  October 31, 2005 with respect to  distributions  an performance  of the Trust is set forth below.  Certain of the information  is  presented  on the basis of an  original  principal  amount  of $1,000  per
Note.  Certain  other  information  is  presented  based on the  aggregate  amounts for the
Master Owner Trust as a whole.  Capitalized  terms used but not  otherwise  defined  herein shall have the meanings assigned to such terms in the Indenture Supplement.

     5 Series 2004-1 Notes Information November 1, 2004 through October 31, 2005.

   5.1 Series 2004-1 Nominal Liquidation Amount as of the Transfer Date
       (after giving effect to the transactions set forth in Article III of the
       Series 2004-1 Indenture Supplement and to payments made on
       the Payment Date).                                                                       212,000,000.00

 5.1.1 Cummulative Reductions (Net of Reinstatements) of the Series
       2004-1 Nominal Liquidation Amount, if any, as of the Transfer Date                                    -

   5.2 Series 2004-1 Collateral Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2004-1
       Indenture Supplement and to payments made on the Payment Date                            231,080,000.00

   5.3 Series 2004-1 Overcollateralization Amount as of the Transfer
       Date (after giving effect to the transactions set forth in
       Article III of the Series 2004-1 Indenture Supplement and to payments
       made on the Payment Date)                                                                 19,080,000.00

 5.3.1 Series 2004-1 Target Overcollateralization Amount, if any, as
       of the Transfer Date                                                                      19,080,000.00

 5.3.2 Cummulative Reductions (Net of Reinstatements) of the Series
       2004-1 Overcollateralization Amount Deficiency, if any, as of the
       Transfer Date                                                                                         -

   5.4 Series 2004-1 Allocated Dealer Note Losses for the Due Period                                         -

   5.5 Series 2004-1 Allocated Interest Amounts for the Due Period                               14,531,170.26

   5.6 Series 2004-1 Allocated Principal Amounts for the Due Period                             904,360,253.80

   5.7 Series 2004-1 Noteholders Allocated Dealer Note Losses for the
       Due Period                                                                                            -

   5.8 Series 2004-1 Available Interest Amounts with respect to the Due Period                   14,985,493.88

   5.9 Series 2004-1 Available Principal Amounts with respect to the
       Due Period                                                                               904,360,253.80

  5.10 Shortfall in Series Available Principal Amounts, if any, for the
       Due Period                                                                                            -

  5.11 Sellers Invested Amount for the Series 2004-1 Notes for the Due Period                    25,440,000.00

  5.12 Shortfall in Series Available Interest Amounts, if any, for the Due Period                            -

  5.13 Unreimbursed reductions to the Series 2004-1 Collateral Amount,
       if any, for the Due Period                                                                            -

  5.14 Nominal Liquidation Amount plus Accrued and Unpaid Interest as
       of the Transfer Date                                                                     212,000,000.00

  5.15 Series 2004-1 Required Seller's Invested Amount as of the Payment Date                    25,440,000.00

  5.16 Series 2004-1 Controlled Accumulation Amount, if any, for the Due Period                              -

  5.17 Series 2004-1 Controlled Deposit Amount, if any, for the Due Period                                   -

  5.18 Series Variable Allocation Percentage for the Due Period                                         50.00%

  5.19 Series Fixed Allocation Percentage for the Due Period                                            50.00%

  5.20 Total amount to be distributed on the Series 2004-1 Notes on the
       Payment Date                                                                               9,298,781.26

  5.21 Total amount, if any, to be distributed on the Series 2004-1 Notes
       on the Payment Date allocable to the Outstanding Principal Amount                                     -

  5.22 Total amount to be distributed on the Series 2004-1 Notes on the Payment
       Date allocable to interest on the Series 2004-1 Notes                                      7,111,352.95

  5.23 Series 2004-1 Servicing Fee to be paid on the Payment Date                                 2,187,428.31

5.24.1 Series 2004-1 Investment Income                                                              389,109.41

5.24.2 Series 2004-1 Principal Funding Account investment income                                             -

5.24.3 Series 2004-1 Negative Carry Account investment income                                                -

5.24.4 Series 2004-1 Interest Funding Account investment income                                              -

5.24.5 Series 2204-1 Spread Account investment income                                                65,214.20

  5.25 Series Excess Available Amounts for the Due Period                                         5,686,712.62

  5.26 Excess Available Interest Amounts for the Due Period allocated
       to other Series of Notes                                                                              -

  5.27 Excess Available Interest Amounts for the Due Period allocated
       to Series of Investor Certificates                                                                    -

  5.28 Excess Available Principal Collections allocated from other series of Notes
       to Series 2004-1 for the Due Period                                                                   -

  5.29 Amount of Shared Principal Collections allocated to Series 2004-1 for the
       Due Period                                                                                47,738,441.69

  5.30 Amount of Excess Available Principal Collections allocated to other
       Series of Notes for the Due Period                                                                    -

  5.31 Cash Collateral Percentage as of the Transfer Date                                                0.58%

  5.32 Mismatch Amount for the Series 2004-1 Notes for the Due Period                                        -

  5.33 Reimbursement Amount for the Series 2004-1 Notes for the Due Period                                   -

  5.34 Certain amounts and calculations referenced in the definition of Early
       Redemption Event                                                                        See Exhibit "A"

     6 Account Information November 1, 2004 through October 31, 2005.

   6.1 Series 2004-1 Spread Account Balance as of the Payment Date after giving
       effect to all withdrawls and deposits made on such Payment Date                            2,650,000.00

 6.1.1 Series 2004-1 Spread Account Required Amount, if any, as of the Payment Date
       after giving effect to all withdrawls and deposits made on such Payment                    2,650,000.00

   6.2 Series 2004-1 Principal Funding Account Balance as of the Payment Date after
       giving effect to all withdrawls and deposits made on such Payment Date                                -

   6.3 Series 2004-1 Negative Carry Account Balance as of the Payment Date after
       giving effect to all withdrawls and deposits made on such Payment Date                                -

 6.3.1 Series 2004-1 Required Negative Carry Account Balance, if any, as of the
       Payment Date after giving effect to all withdrawls and deposits made on such
       Payment Date                                                                                          -

   6.4 Series 2004-1 Interest Funding Account Balance as of the Payment Date after
       giving effect to all withdrawls and deposits made on such Payment Date                                -

     7 Class A Notes Information November 1, 2004 through October 31, 2005.

   7.1 Class A Outstanding Principal Amount as of the Payment Date after giving
       effect to the transactions made on such Payment Date                                     200,000,000.00

   7.2 Class A Nominal Liquidation Amount as of the Payment Date after giving
       effect to the transactions made on such Payment Date                                     200,000,000.00

   7.3 Total amount to be distributed on the Class A Notes on the Payment Date                    6,637,465.05

   7.4 Total amount, if any, to be distributed on the Class A Notes on the Payment
       Date allocable to the Class A Outstanding Principal Amount                                            -

   7.5 Total amount to be distributed on the Class A Notes on the Payment Date
       allocable interest on the Class A Notes                                                    6,637,465.05

   7.6 Class A Monthly Interest for the Interest Period                                             553,122.09

     8 Class B Notes Information November 1, 2004 through October 31, 2005.

   8.1 Class B Outstanding Principal Amount as of the Payment Date After giving
       effect to the transactions made on such Payment Date                                      12,000,000.00

   8.2 Class B Nominal Liquidation Amount as of the Payment Date after giving
       effect to the transactions made on such Payment Date                                      12,000,000.00

   8.3 Total amount to be distributed on the Class B Notes on the Payment Date                      473,887.89

   8.4 Total amount, if any, to be distributed on the Class B Notes on the Payment
       Date Allocable to the Class B Outstanding Principal Amount                                            -

   8.5 Total amount to be distributed on the Class B Notes on the Payment Date
       allocable interest on the Class B Notes                                                      473,887.89

   8.6 Class B Monthly Interest for the Interest Period                                              39,490.66

------------------------------------------------------------------------------------------------------------------------------------

                                      NOTE STATEMENT
                     NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
                                    SERIES 2005-1 NOTES

Under  the  Series  2005-1  Indenture  Supplement  dated  as  of  February  28,  2005  (the
"Indenture  Supplement")  by and among the  Navistar  Financial  Dealer Note  Master  Owner
Trust (the  "Master  Owner  Trust") and The Bank of New York,  as trustee  (the  "Indenture
Trustee"),  the Indenture  Trustee is required to prepare  certain  information  each month regarding  current  distributions  to certain  accounts and  payments on the Series  2005-1
Notes as well as the  performance of the Master Owner Trust during the previous  month.  An annual  aggregation  of such  monthly  reports for the period  February  28,  2005  through
October 31, 2005 with respect to  distributions  an  performance  of the Trust is set forth below.  Certain of the  information  is  presented  on the basis of an  original  principal amount of $1,000 per Note.  Certain other  information is presented  based on the aggregate amounts for the Master  Owner Trust as a whole.  Capitalized  terms used but not  otherwise defined herein shall have the meanings assigned to such terms in the Indenture Supplement.

    5 Series 2005-1 Notes Information February 28, 2005 through October 31, 2005.

  5.1 Series 2005-1 Nominal Liquidation Amount as of the Transfer Date
      (after giving effect to the transactions set forth in Article III of the
      Series 2005-1 Indenture Supplement and to payments made on
      the Payment Date).                                                             212,000,000.00

5.1.1 Cummulative Reductions (Net of Reinstatements) of the Series
      2005-1 Nominal Liquidation Amount, if any, as of the Transfer Date                          -

  5.2 Series 2005-1 Collateral Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2005-1
      Indenture Supplement and to payments made on the Payment Date                  231,080,000.00

  5.3 Series 2005-1 Overcollateralization Amount as of the Transfer
      Date (after giving effect to the transactions set forth in
      Article III of the Series 2005-1 Indenture Supplement and to payments
      made on the Payment Date)                                                       19,080,000.00

5.3.1 Series 2005-1 Target Overcollateralization Amount, if any, as
      of the Transfer Date                                                            19,080,000.00

5.3.2 Cummulative Reductions (Net of Reinstatements) of the Series
      2005-1 Overcollateralization Amount Deficiency, if any, as of the
      Transfer Date                                                                               -

  5.4 Series 2005-1 Allocated Dealer Note Losses for the Due Period                               -

  5.5 Series 2005-1 Allocated Interest Amounts for the Due Period                     11,163,981.01

  5.6 Series 2005-1 Allocated Principal Amounts for the Due Period                   655,372,520.56

  5.7 Series 2005-1 Noteholders Allocated Dealer Note Losses for the
      Due Period                                                                                  -

  5.8 Series 2005-1 Available Interest Amounts with respect to the Due Period         11,508,170.61

  5.9 Series 2005-1 Available Principal Amounts with respect to the
      Due Period                                                                     655,372,520.56

 5.10 Shortfall in Series Available Principal Amounts, if any, for the
      Due Period                                                                                  -

 5.11 Sellers Invested Amount for the Series 2005-1 Notes for the Due Period          25,440,000.00

 5.12 Shortfall in Series Available Interest Amounts, if any, for the Due Period                  -

 5.13 Unreimbursed reductions to the Series 2005-1 Collateral Amount,
      if any, for the Due Period                                                                  -

 5.14 Nominal Liquidation Amount plus Accrued and Unpaid Interest as
      of the Transfer Date                                                           212,000,000.00

 5.15 Series 2005-1 Required Seller's Invested Amount as of the Payment Date          25,440,000.00

 5.16 Series 2005-1 Controlled Accumulation Amount, if any, for the Due Period                    -

 5.17 Series 2005-1 Controlled Deposit Amount, if any, for the Due Period                         -

 5.18 Series Variable Allocation Percentage for the Due Period                                  50%

 5.19 Series Fixed Allocation Percentage for the Due Period                                     50%

 5.20 Total amount to be distributed on the Series 2005-1 Notes on the
      Payment Date                                                                     7,150,427.44

 5.21 Total amount, if any, to be distributed on the Series 2005-1 Notes
      on the Payment Date allocable to the Outstanding Principal Amount                           -

 5.22 Total amount to be distributed on the Series 2005-1 Notes on the Payment
      Date allocable to interest on the Series 2005-1 Notes                            5,511,534.35

 5.23 Series 2005-1 Servicing Fee to be paid on the Payment Date                       1,638,893.09

5.24.1Series 2005-1 Investment Income                                                    297,302.24

5.24.2Series 2005-1 Principal Funding Account investment income                                   -

5.24.3Series 2005-1 Negative Carry Account investment income                                      -

5.24.4Series 2005-1 Interest Funding Account investment income                                    -

5.24.5Series 2204-1 Spread Account investment income                                      46,887.35

 5.25 Series Excess Available Amounts for the Due Period                               4,357,743.17

 5.26 Excess Available Interest Amounts for the Due Period allocated
      to other Series of Notes                                                                    -

 5.27 Excess Available Interest Amounts for the Due Period allocated
      to Series of Investor Certificates                                                          -

 5.28 Excess Available Principal Collections allocated from other series of Notes
      to Series 2005-1 for the Due Period                                                         -

 5.29 Amount of Shared Principal Collections allocated to Series 2005-1 for the
      Due Period                                                                      47,738,441.69

 5.30 Amount of Excess Available Principal Collections allocated to other
      Series of Notes for the Due Period                                                          -

 5.31 Cash Collateral Percentage as of the Transfer Date                                      0.58%

 5.32 Mismatch Amount for the Series 2005-1 Notes for the Due Period                              -

 5.33 Reimbursement Amount for the Series 2005-1 Notes for the Due Period                         -

 5.34 Certain amounts and calculations referenced in the definition of Early
      Redemption Event                                                              See Exhibit "A"

    6 Account Information February 28, 2005 through October 31, 2005.

  6.1 Series 2005-1 Spread Account Balance as of the Payment Date after giving
      effect to all withdrawls and deposits made on such Payment Date                  2,650,000.00

6.1.1 Series 2005-1 Spread Account Required Amount, if any, as of the Payment Date
      after giving effect to all withdrawls and deposits made on such Payment          2,650,000.00

  6.2 Series 2005-1 Principal Funding Account Balance as of the Payment Date after
      giving effect to all withdrawls and deposits made on such Payment Date                      -

  6.3 Series 2005-1 Negative Carry Account Balance as of the Payment Date after
      giving effect to all withdrawls and deposits made on such Payment Date                      -

6.3.1 Series 2005-1 Required Negative Carry Account Balance, if any, as of the
      Payment Date after giving effect to all withdrawls and deposits made on such
      Payment Date                                                                                -

  6.4 Series 2005-1 Interest Funding Account Balance as of the Payment Date after
      giving effect to all withdrawls and deposits made on such Payment Date                      -

    7 Class A Notes Information February 28, 2005 through October 31, 2005.

  7.1 Class A Outstanding Principal Amount as of the Payment Date after giving
      effect to the transactions made on such Payment Date                           200,000,000.00

  7.2 Class A Nominal Liquidation Amount as of the Payment Date after giving
      effect to the transactions made on such Payment Date                           200,000,000.00

  7.3 Total amount to be distributed on the Class A Notes on the Payment Date          5,168,145.61

  7.4 Total amount, if any, to be distributed on the Class A Notes on the Payment
      Date allocable to the Class A Outstanding Principal Amount                                  -

  7.5 Total amount to be distributed on the Class A Notes on the Payment Date
      allocable interest on the Class A Notes                                          5,168,145.61

  7.6 Class A Monthly Interest for the Interest Period                                   430,678.80

    8 Class B Notes Information February 28, 2005 through October 31, 2005.

  8.1 Class B Outstanding Principal Amount as of the Payment Date After giving
      effect to the transactions made on such Payment Date                            12,000,000.00

  8.2 Class B Nominal Liquidation Amount as of the Payment Date after giving
      effect to the transactions made on such Payment Date                            12,000,000.00

  8.3 Total amount to be distributed on the Class B Notes on the Payment Date            343,388.74

  8.4 Total amount, if any, to be distributed on the Class B Notes on the Payment
      Date Allocable to the Class B Outstanding Principal Amount                                  -

  8.5 Total amount to be distributed on the Class B Notes on the Payment Date
      allocable interest on the Class B Notes                                            343,388.74

  8.6 Class B Monthly Interest for the Interest Period                                    28,615.73

=======================================================================================================

                                    Exhibit "A"
                               Series 2004-1 Notes

5.34    The percentages and all other information calculated pursuant to the Definitions at Early  Redemption  Events as  specified  in Section  1.01 of The Series  2004-1
        Indenture Supplement

        "Early  Redemption  Events" means,  with respect to the Series 2004-1 Notes,  each of the Early  Amortization  Events  specified  in Section  9.01 of the Pooling and
        Servicing  Agreement,  as supplemented by the Series Supplement,  plus each of the following:

(A)     failure on the part of the Seller  (i) to make any  payment,  distribution or deposit  under the Pooling and  Servicing  Agreement  or the Series  Supplement
        within  five  Business  Days  after the Due Date or (ii) to  observe or perform in any material  respect any other  material  covenants or  agreements of the Seller, which failure has a material  adverse effect on the Series 2004-1  Noteholders and which  continues  unremedied  for a period of 60 days after written notice of such failure  shall have been given to the  Seller by the  Indenture  Trustee or to the
        Seller and the Indenture Trustee by any Holder of the Series 2004-1 Notes;__No__

(B)     any  representation or warranty made by the Seller pursuant to the Pooling and  Servicing  Agreement or any  information  contained in the schedule of Dealer
        Notes  delivered  thereunder  or the Series  Supplement  shall  prove to have been
        incorrect  in  any  material   respect   when  made  or  when   delivered,   which
        representation,  warranty or schedule,  or the  circumstances  or  condition  that caused such  representation,  warranty or schedule to be  incorrect,  continues to be  incorrect  or uncured in any  material  respect  for a period of 60 days after written  notice of such  incorrectness  shall have been given to the Seller by the
        Indenture  Trustee  or to the Seller  and the  Indenture  Trustee by any Holder of
        the  Series  2004-1  Notes and as a result of which the  interests  of the  Series
        2004-1  Noteholders  are materially  and adversely  affected,  provided,  however, that an Early  Redemption  Event  shall not be deemed to occur if the  Seller  has repurchased  the related  Dealer Notes or all such Dealer  Notes,  if  applicable, during  such  period  in  accordance  with  the  provisions  of  the  Pooling  and
        Servicing Agreement;   __No__

(C)     any of the Seller,  ITEC,  NIC or NFC Shall file a petition  commencing  a voluntary  case under any chapter of the federal  bankruptcy  laws;  or the Seller or NFC  shall  file a  petition  or  answer  or  consent  seeking  reorganization,
        arrangement,   adjustment  or  composition  under  any  other  similar  applicable federal  law,  or shall  consent  to the  filing of any such  petition,  answer or consent;  or the  Seller,  ITEC,  NIC or NFC  shall  appoint,  or  consent  to the
        appointment   of   a   custodian,   receiver,   liquidator,   trustee,   assignee,
        sequestrator  or other  similar  official in  bankruptcy or insolvency of it or of any substantial part of its property;  or the Seller,  ITEC, NIC or NFC shall make an  assignment  for the  benefit  of  creditors,  or shall  admit in  writing  its
        inability to pay its debts generally as they become due;   __No__

(D)     any order for relief  against  any of the Seller,  ITEC,  NIC or NFC shall have  been  entered  by a court  having  jurisdiction  in the  premises  under any chapter  of the  federal  bankruptcy  laws,  and such order  shall have  continued
        undischarged  or  unstayed  for a period  of 120  days;  or a decree or order by a court having  jurisdiction  in the premises  shall have been entered  approving as properly filed a petition  seeking  reorganization,  arrangement,  adjustment,  or composition  of the Seller,  ITEC,  NIC or NFC under any other similar  applicable federal  law,  and such  decree or order  shall  have  continued  undischarged  or unstayed  for a  period  of 120  days;  or a decree  or  order  of a court  having jurisdiction  in the  premises  for  the  appointment  of a  custodian,  receiver,
        liquidator,   trustee,  assignee,   sequestrator  or  other  similar  official  in
        bankruptcy or insolvency of the Seller,  ITEC, NIC or NFC of any substantial  part of their  property,  or for the winding up or liquidation of their affairs,  shall have  been  entered,  and  such  decree  or order  shall  have  remained  in force undischarged or unstayed for a period of 120 days; __No__

(E)     the Seller shall become legally  unable for any reason to transfer  Dealer
        Notes to the Master Trust in accordance with the provisions of the Pooling and
        Servicing Agreement;  __No__

(F)     on any Transfer  Date,  after giving effect to  allocations  to be made on that Transfer Date  (including  payments to be made on the related  Payment Date), the Series 2004-1 Target  Overcollateralization  Amount  exceeds the Series 2004-1
        Overcollateralization     Amount    by    more    than    the    Series     2004-1
        Overcollateralization  Amount Shortfall Trigger;  provided,  however, that if such shortfall was caused by an Excess Cash Collateral  Event,  the Seller shall have a six month  period  during which an Early  Redemption  Event shall not occur if the foregoing  condition  is  satisfied  by  calculating  the  Series  2004-1  Nominal
        Liquidation  Amount after  subtracting  the amount on deposit in the Series 2004-1
        Principal Funding Account in respect of the Series 2004-1 Notes;        __No__

(G)     any  Servicer  Termination  Event  shall  occur  (i)  which  would  have a material  adverse  adverse  effect on the Series 2004-1  Noteholders  and (ii) for which the Servicer has received a notice of termination; __No__

(H)     on any  Determination  Date,  as of the  last  day  of the  preceding  Due
        Period,  the  aggregate  principal  balance  amount of Dealer  Notes  owned by the
        Master Trust  relating to used  vehicles  exceeds 25% of the  aggregate  principal balance  of Dealer  Notes  held by the  Master  Trust on that last day;  Aggregate
        Principal Dealer Note Balance which was advanced  against Financed  Vehicles which are Used  Vehicles  exceeds 25% of the Aggregate  Principal  Balance of all Dealer
        Notes?__No__

                      Used Financed Vehicle Ratio:        4.69%

(I)     on any Determination  Date, the quotient of (i) the product of (a) the sum of  Dealer  Note  Collections  for  each of the  related  Due  Period  and the two immediately  preceding  Due  Periods  and (b)  four,  divided  by (ii)  the  daily average  principal  amount of Dealer  Notes  outstanding  during  such Due Periods
        ("Turnover") is less than 1.7;

                      Turnover Ratio less than 1.7?       __No__
                      Turnover Ratio:       4.32

(J)     the  Series  2004-1  Outstanding  Principal  Amount  is not  repaid by the
        Expected Principal Payment Date;__No__

(K)     the  Issuer  becomes an  "investment  company"  within the  meaning of the
        Investment  Company  Act of 1940,  as amended,  and is not exempt from  compliance with that Act;__No__

(L)     the occurrence of an Event of Default under the Indenture;      __No__

(M)     the  delivery  by the  Seller  to the  Master  Trust  Trustee  of a notice stating  that the Seller  shall no longer  continue  to sell  Dealer  Notes to the
        Master Trust commencing on the date specified in such notice; __No__

(N)      the  Average  Coverage  Differential  shall  be  equal  to or  less  than negative  two  percent  (-2%) on each of three  consecutive  Determination  Dates;
        Average  Coverage  Differential  shall  be  equal  to or less  than  negative  Two
        percent (-2.00%) on each of three consecutive Determination Dates?      __No__

               2 Months Past:3.18%
               1 Month Past: 3.56%
               Current Month:3.50%

(O)     on any  Determination  Date,  the  quotient  of (i) the sum of Dealer Note
        Losses for each of the related Due Period and the five  immediately  preceding Due
        Periods  and (ii) the sum of  Principal  Collections  for each of the  related Due
        Period and the five  immediately  preceding Due Periods,  is greater than or equal to one percent (1%);

        Dealer Note Loss Ratio greater than or equal to one percent (1.00%)?__No__

               Dealer Note Loss Ratio:      0.00%

(P)     at the end of any Due Period,  the Seller's  Invested Amount is reduced to an amount  less than the  Minimum  Seller's  Invested  Amount  and the  Seller has
        failed to assign  additional  Dealer  Notes to the Master  Trust or  deposit  cash into the Excess Funding Account,  the Series 2004-1  Principal  Funding Account or
        any other  principal  funding  account  with  respect  to any other  series in the amount of such  deficiency  within ten Business Days following the end of such Due
        Period;  provided,  however,  that if such deficiency was caused by an Excess Cash
        Collateral  Event,  the Seller shall have a six month period during which an Early
        Redemption  Event  shall not occur if the  foregoing  condition  is  satisfied  by calculating  the Series 2004-1 Nominal  Liquidation  Amount after  subtracting the amount on deposit in the Series  2004-1  Principal  Funding  Account in respect of the Series 2004-1 Notes; and __No__

(Q)     failure  on the part of ITEC to make a  deposit  in the  Interest  Deposit
        Account required by the terms of the Interest  Deposit  Agreement on or before the date  occurring  five Business Days after the date such deposit is required by the
        Interest Deposit Agreement to be made __No__

        In the case of any event  described in clauses  (A), (B) or (G) above,  an
        Early  Redemption  Event with  respect to Series  2004-1  Notes shall be deemed to have  occurred  only if,  after the  applicable  grace  period  described in those clauses,  if any,  either  the  Indenture  Trustee  or Series  2004-1  Noteholders
        holding  Series  2004-1  Notes  evidencing  more  than  50% of the  Series  2004-1
        Outstanding  Principal Amount by written notice to the Seller,  the Servicer,  the
        Master Trust  Trustee and, if given by Series  2004-1  Noteholders,  the Indenture
        Trustee,  declare  that an Early  Redemption  Event has occurred as of the date of that  notice.  In the case of any  Early  Redemption  Event  that is also an Early
        Amortization  Event as described in the Series  Supplement or any event other than clauses (A), (B) or (G) described  above, an Early  Redemption  Event with respect to the Series  2004-1  Notes shall be deemed to have  occurred  without any notice or  other  action  on the  part of the  Indenture  Trustee  or the  Series  2004-1
        Noteholders immediately upon the occurrence of that event.

----------------------------------------------------------------------------------------------------------

                                               Exhibit "A"
                                           Series 2005-1 Notes

5.34    The percentages and all other information  calculated pursuant to the Definitions at Early
        Redemption Events as specified in Section 1.01 of The Series 2005-1 Indenture Supplement.

        "Early  Redemption  Events"  means,  with respect to the Series 2005-1 Notes,  each of the
        Early  Amortization  Events  specified  in  Section  9.01  of the  Pooling  and  Servicing
        Agreement, as supplemented by the Series Supplement, plus each of the following:

(A)     failure  on the  part of the  Seller  (i) to make  any  payment,  distribution  or  deposit required  under the Pooling and Servicing  Agreement or the Series  Supplement  within five
        Business Days after the Due Date or (ii) to observe or perform in any material  respect any other material covenants or agreements of the Seller,  which failure has a material adverse effect on the Series 2005-1  Noteholders and which continues  unremedied for a period of 60 days  after  written  notice of such  failure  shall  have been  given to the Seller by the
        Indenture  Trustee or to the Seller and the  Indenture  Trustee by any Holder of the Series
        2005-1 Notes; __No__

(B)     any  representation  or warranty  made by the Seller  pursuant to the Pooling and Servicing
        Agreement  or  any  information  contained  in  the  schedule  of  Dealer  Notes  delivered thereunder  or the Series  Supplement  shall prove to have been  incorrect  in any material respect when made or when delivered,  which  representation,  warranty or schedule,  or the circumstances  or  condition  that caused such  representation,  warranty or schedule to be incorrect,  continues to be incorrect or uncured in any material respect for a period of 60 days after written notice of such incorrectness  shall have been given to the Seller by the
        Indenture  Trustee or to the Seller and the  Indenture  Trustee by any Holder of the Series
        2005-1 Notes and as a result of which the  interests of the Series 2005-1  Noteholders  are materially and adversely affected,  provided, however, that an Early Redemption Event shall not be deemed to occur if the Seller has  repurchased  the related Dealer Notes or all such
        Dealer Notes,  if applicable,  during such period in accordance  with the provisions of the
        Pooling and Servicing Agreement; __No__

(C)     any of the Seller,  ITEC,  NIC or NFC shall file a petition  commencing  a voluntary  case under any  chapter  of the  federal  bankruptcy  laws;  or the  Seller or NFC shall file a
        petition  or  answer  or  consent  seeking  reorganization,   arrangement,  adjustment  or
        composition  under any other  similar  applicable  federal  law,  or shall  consent to the filing of any such  petition,  answer or consent;  or the Seller,  ITEC,  NIC or NFC shall appoint,  or consent to the  appointment of a custodian,  receiver,  liquidator,  trustee, assignee,  sequestrator or other similar  official in bankruptcy or insolvency of it or of any  substantial  part of its  property;  or the  Seller,  ITEC,  NIC or NFC shall make an assignment  for the benefit of  creditors,  or shall admit in writing its inability to pay its debts generally as they become due; __No__

(D)     any order for relief  against any of the Seller,  ITEC, NIC or NFC shall have been entered by a  court  having  jurisdiction  in the  premises  under  any  chapter  of  the  federal bankruptcy  laws,  and such order shall have  continued  undischarged  or  unstayed  for a period of 120 days;  or a decree or order by a court having  jurisdiction  in the premises shall have been entered  approving as properly  filed a petition  seeking  reorganization, arrangement,  adjustment,  or composition of the Seller,  ITEC, NIC or NFC under any other
        similar   applicable   federal  law,  and  such  decree  or  order  shall  have  continued
        undischarged  or unstayed for a period of 120 days; or a decree or order of a court having jurisdiction  in the premises for the  appointment of a custodian,  receiver,  liquidator, trustee,  assignee,  sequestrator or other similar official in bankruptcy or insolvency of the  Seller,  ITEC,  NIC or NFC of any  substantial  part of  their  property,  or for the winding up or liquidation of their  affairs,  shall have been entered,  and such decree or order shall have  remained  in force  undischarged  or unstayed  for a period of 120 days;
        __No__

(E)     the Seller  shall  become  legally  unable for any reason to transfer  Dealer Notes to the
        Master Trust in accordance  with the  provisions  of the Pooling and Servicing  Agreement;
        __No__

(F)     on any Transfer Date,  after giving effect to allocations to be made on that Transfer Date
        (including  payments to be made on the related  Payment  Date),  the Series  2005-1 Target
        Overcollateralization  Amount  exceeds the Series 2005-1  Overcollateralization  Amount by more than the Series 2005-1  Overcollateralization  Amount  Shortfall  Trigger;  provided, however,  that if such shortfall was caused by an Excess Cash Collateral Event, the Seller shall have a six month period  during which an Early  Redemption  Event shall not occur if the foregoing  condition is satisfied by calculating the Series 2005-1 Nominal Liquidation
        Amount after  subtracting  the amount on deposit in the Series  2005-1  Principal  Funding
        Account in respect of the Series 2005-1 Notes;__No__

(G)     any Servicer Termination Event shall occur (i) which would have a material adverse effect on the Series 2005-1 Noteholders and (ii) for which the Servicer has received a notice of termination; __No__

(H)     on any Determination  Date, as of the last day of the preceding Due Period,  the aggregate principal  balance  amount of Dealer  Notes  owned by the Master  Trust  relating  to used vehicles  exceeds  25% of the  aggregate  principal  balance  of Dealer  Notes held by the
        Master Trust on that last day; Aggregate  Principal Dealer Note Balance which was advanced against Financed  Vehicles which are Used Vehicles exceeds 25% of the aggregate  Principal
        Balance of all Dealer Notes? __No__

                      Used Financed Vehicle Ratio:        4.69%

(I)     on any  Determination  Date, the quotient of (i) the product of (a) the sum of Dealer Note
        Collections  for each of the  related  Due Period and the two  immediately  preceding  Due
        Periods and (b) four,  divided by (ii) the daily average  principal amount of Dealer Notes outstanding during such Due Periods ("Turnover") is less than 1.7;

                      Turnover Ratio less than 1.7?       __No__
                      Turnover Ratio:       4.32

(J)     the Series 2005-1  Outstanding  Principal  Amount is not repaid by the Expected  Principal
        Payment Date;__No__

(K)     the Issuer becomes an "investment  company"  within the meaning of the Investment  Company
        Act of 1940, as amended, and is not exempt from compliance with that Act; __No__

(L)     the occurrence of an Event of Default under the Indenture;  __No__

(M)     the  delivery  by the Seller to the Master  Trust  Trustee  of a notice  stating  that the
        Seller shall no longer  continue to sell Dealer Notes to the Master  Trust  commencing  on the date specified in such notice; __No__

(N)     the Average  Coverage  Differential  shall be equal to or less than  negative  two percent
        (-2%) on each of three  consecutive  Determination  Dates;  Average Coverage  Differential
        shall be equal to or less than negative Two percent (-2.00%) on each of three  consecutive
        Determination Dates? __No__

                      2 Months Past:3.18%
                      1 Month Past: 3.56%
                      Current Month:3.50%

(O)     on any  Determination  Date, the quotient of (i) the sum of Dealer Note Losses for each of the related Due Period and the five immediately  preceding Due Periods and (ii) the sum of
        Principal  Collections  for  each of the  related  Due  Period  and the  five  immediately preceding  Due  Periods,  is greater than or equal to one percent  (1%);  Dealer Note Loss
        Ratio greater than or equal to one percent (1.00%)? __No__

                      Dealer Note Loss Ratio:      0.00%

(P)     at the end of any Due Period,  the Seller's  Invested  Amount is reduced to an amount less than the Minimum Seller's  Invested Amount and the Seller has failed to assign  additional
        Dealer  Notes to the Master  Trust or deposit cash into the Excess  Funding  Account,  the
        Series  2005-1  Principal  Funding  Account or any other  principal  funding  account with respect to any other  series in the amount of such  deficiency  within ten  Business  Days following  the end of such Due Period;  provided,  however,  that if such  deficiency  was caused by an Excess  Cash  Collateral  Event,  the Seller  shall  have a six month  period during  which an Early  Redemption  Event shall not occur if the  foregoing  condition  is satisfied by calculating the Series 2005-1 Nominal  Liquidation  Amount after  subtracting the amount on deposit in the Series  2005-1  Principal  Funding  Account in respect of the
        Series 2005-1 Notes; and __No__

(Q)     failure on the part of ITEC to make a deposit in the Interest  Deposit Account required by the terms of the Interest Deposit  Agreement on or before the date occurring five Business
        Days after the date such deposit is required by the Interest Deposit  Agreement to be made
        __No__

        In the case of any event described in clauses (A), (B) or (G) above, an  Early  Redemption
        Event with respect to Series 2005-1 Notes shall be deemed to have occurred only if, after the applicable grace period described in those clauses, if any, either the Indenture Trustee or Series 2005-1 Noteholders holding Series 2005-1 Notes evidencing more than 50% of the Series
        2005-1 Outstanding Principal Amount by written notice to the Seller, the Servicer, the Master
        Trust Trustee and, if given by Series 2005-1 Noteholders, the Indenture Trustee, declare that an
        Early Redemption Event has occurred as of the date of that notice.  In the case of any Early
        Redemption Event that is also an Early Amortization Event as described in the Series Supplement or any event other than clauses (A), (B) or (G) described above, an Early Redemption Event with respect to the Series 2005-1 Notes shall be deemed to have occurred without any notice or other action on the part of the Indenture Trustee or the Series 2005-1 Noteholders immediately upon the occurrence of that event.

===================================================================================================================================

                                                                                                    Schedule 13 (b)
                                              Dealer Note Master Owner Trust
                                                        Series Data
                                        Fiscal Year 2005 (11/01/2004 - 10/31/2005)

                                                              Series                 Series
   Description                                                2004-1                  2005-1                Total
                                                      -----------------------------------------------------------------
 1  Aggregate amount of Collections                       918,891,424.06          666,536,501.58      1,585,427,925.63
    Allocated Interest Amounts for the Due Period          14,531,170.26           11,163,981.01         25,695,151.27
    Allocated Principal Amounts for the Due Period        904,360,253.80          655,372,520.56      1,559,732,774.36
    Allocation From / (To) Other Series                                -                       -                     -
                                                                                               -
 2  Series Fixed Allocation Percentage for the Due Period           0.50                    0.50                  1.00
    Series Variable Allocation Percentage for the Due Period        0.50                    0.50                    NA
    Principal Allocation Percentage                                  N/A                     N/A                    NA

 3  Total amount distributed (without Servicing Fee)        7,111,352.95            5,511,534.35         12,622,887.30

 4  Total amount of such distribution allocable
    to the Outstanding Principal Amount                                -                       -                     -

 5  Total amount of such distribution allocable
    to interest on the Series Notes                         7,111,352.95            5,511,534.35         12,622,887.30

 6  Series Allocated Dealer Note Losses                                -                       -                     -

 7  Recoveries on Dealer Note Losses                                   -                       -                     -

 8  Amount of Series Allocated Dealer Note Losses/(Recoveries)         -                       -                     -
    - Noteholder portion of Dealer Note Losses/(Recoveries)            -                       -                     -
    - Seller portion of Dealer Note Losses/(Recoveries)                -                       -                     -

 9  Draw Amount                                                      N/A                     N/A                   N/A
                                                                       -                       -                     -
10  Investor Charge Offs                                             N/A                     N/A                   N/A
                                                                       -                       -                     -
11 Reimbursement of Investor Charge Offs                             N/A                     N/A                   N/A

12  Monthly Servicing Fee
    -   Series Allocation  -  Servicing Fee                   182,285.69              182,099.23            364,384.92
    -   Noteholder Servicing Fee                              162,831.61              162,663.63            325,495.24
    -   Seller Servicing Fee                                   19,454.08               19,435.60             38,889.68

13  Controlled Accumulation Amount                                     -                       -                     -

14  Nominal Liquidation Amount prior to Distribution Date 212,000,000.00          212,000,000.00        424,000,000.00
    Nominal Liquidation Amount after Distribution Date    212,000,000.00          212,000,000.00        424,000,000.00

15  Nominal Liquidation Amount                            212,000,000.00          212,000,000.00        424,000,000.00
    Overcollateralization Amount                           19,080,000.00           19,080,000.00         38,160,000.00
    Negative Carry Account Balance                                     -                       -                     -
    Other                                                              -                       -                     -
    Collateral Amount                                     231,080,000.00          231,080,000.00        462,160,000.00

    Required Excess Seller's Interest                                N/A                     N/A                   N/A

16  Beginning Spread Account Balance                        2,650,000.00            2,650,000.00          5,300,000.00
        Withdrawals from Spread Account (-) Interest           (7,978.06)              (7,985.17)           (15,963.23)
        Deposits to Spread Account (+) Interest                 7,978.06                7,985.17             15,963.23
    Spread Account Balance as of the close of
    business on the Distribution date                       2,650,000.00            2,650,000.00          5,300,000.00

17  Series Principal Funding Account Balance                           -                       -                     -

18  Delinquency on Serviced Portfolio
                                         30 - 59 Days                                                            0.02%
                                         60 - 89 Days                                                            0.00%
                                             90+ Days                                                            0.05%

19  Master Owner Trust Receivables Balance                                                                       $0.00
    Master Trust Receivables Balance                                                                  $1,356,347,047.19

==================================================================================================================