Form 10-K
period 2006-10-31
NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
filed 2009-07-02
CIK 1227898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            To

Commission file number 333-104639-01

NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3731520 (I.R.S. Employer Identification No.)

425 N. Martingale Road, Schaumburg, IL 60173
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code (630) 753-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.      Yes                 No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes                    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                    No  ☒

PART I

Item 1.                  Business

The Dealer Note Trust (the “1990 Trust”), the Navistar Financial Dealer Note Master Trust (the “Master Trust”) and the Navistar Financial Dealer Note Master Owner Trust (the “Master Owner Trust”) are a series of trusts established by Navistar Financial Securities Corporation (“NFSC”) to facilitate the financing of loans (“Dealer Notes”) by Navistar Financial Corporation (“NFC”) to dealers to finance their inventories of trucks and related assets.

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

The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of June 8, 1995, among NFSC, as Seller, NFC, as Servicer (the “Servicer”), The Bank of New York, as Master Trust Trustee (the “Master Trust Trustee”), and 1990 Trust trustee.  The Master Trust issued various series of certificates backed by interests in certificates issued by the 1990 Trust to it, and upon termination of the 1990 Trust and transfer of the assets of the 1990 Trust to the Master Trust, the Dealer Notes and related assets.  On June 8, 1995, the 1990 Trust issued a certificate representing an undivided interest in the 1990 Trust assets in the amount of $207.9 million to the Master Trust which, in turn, issued certificates in the amount of $200.0 million (the “Series 1995-1 Certificates”) to the public.  On July 17, 1998, the 1990 Trust issued a certificate in the amount of $200.0 million to the Master Trust which, in turn, issued certificates in the amount of $200.0 million (the “Series 1998-1 Certificates”) to the public.  In 1999, all of the certificates publicly issued by the 1990 Trust were paid in full, the certificates issued to the Master Trust were cancelled, the 1990 Trust was terminated, and all of the Dealer Notes and related assets in the 1990 Trust were transferred to the Master Trust.  On July 13, 2000, the Master Trust issued Class A and Class B certificates in the amount of $200.0 million and $12.0 million, respectively (the “Series 2000-1 Certificates”), to the public.  On July 10, 2003, the Master Trust issued Class A and B certificates in the amount of $200.0 million and $12.0 million, respectively (the “Series 2003-1 Certificates”), to the public.

On June 27, 2005, the Series 2000-1 Certificates were redeemed and paid in full.

The Navistar Financial Dealer Note Master Owner Trust (the “Master Owner Trust”) was formed pursuant to a Master Owner Trust Agreement, dated as of June 10, 2004, between NFSC and Chase Manhattan Bank USA, National Association, as Master Owner Trust Trustee (the “Master Owner Trust Trustee”).  On June 10, 2004, the Master Trust issued a collateral certificate in the amount of $212.0 million to the Master Owner Trust, which accordingly issued Class A and B Notes in the amount of $200.0 million and $12.0 million, respectively (the “Series 2004-1 Notes”), to the public.  On February 28, 2005, the balance of the collateral certificate was increased by $212.0 million, and the Master Owner Trust issued Class A and Class B Notes in the amount of $200.0 million and $12.0 million, respectively (the “Series 2005-1 Notes”), to the public.

On a daily basis, the Seller transfers Dealer Notes to the Master Trust and Dealer Notes in the Master Trust are collected, liquidated or charged off as uncollectible.  Accordingly, the aggregate amount of Dealer Notes in the Master Trust will fluctuate from day to day as new Dealer Notes are generated and existing Dealer Notes are removed.  The cash derived from proceeds of the issuance of certificates by the Master Trust (the “Investor Certificates”) and collection on the Dealer Notes are transferred to the Seller provided that the Master Trust Seller’s Interest is not less than the Minimum Master Trust Seller’s Interest.  Under the terms of the Master Trust Pooling and Servicing Agreement, the Seller is required to maintain a minimum investment in the Master Trust (the "Minimum Master Trust Seller’s Interest"), a portion of which is subordinated to the Investor Certificates.  If the amount of Dealer Notes in the Master Trust and funds held in specified accounts is less than the combined ownership interest evidenced by the Investor Certificates and Minimum Master Trust Seller’s Interest, the Seller must transfer or retain additional funds ("Investment Securities") in specified accounts of the Master Trust to maintain NFSC’s investment in the Master Trust (the "Master Trust Seller’s Interest") at an amount not less the Minimum Master Trust Seller’s Interest.

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

Item 6.                      Selected Financial Data

None.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

As of October 31, 2006, the combined aggregate principal balance of Dealer Notes and Investment Securities was $1,704.5 million.  Reference is made to Schedule 13 for additional information for their respective series regarding principal and interest payments with respect to the Investor Certificates and information regarding servicing compensation and other fees paid by the trust during the fiscal year.

As of October 31, 2006, the entire combined aggregate principal balance of Dealer Notes and Investment Securities was allocated by the Master Trust to Investor Certificates.

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

4.
Internal Audit: We utilize Navistar’s corporate internal audit department in lieu of having a separate department.  Navistar's internal audit department was not an effective monitoring control over financial reporting for Navistar and its subsidiaries.

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

•	Executives and senior management increased their communication about the importance of internal controls, ethics and acting with integrity across the company.

•	We made leadership changes and increased our staff levels to strengthen our finance and accounting team.

•	We established an Audit Committee specifically for Navistar Financial Corporation and appointed an independent member of the Board of Directors to chair the committee.

•	We focused on updating and implementing GAAP-compliant accounting policies and procedures and increasing the formal and informal training of our finance and accounting team.

•	We retained outside consultants with appropriate expertise and training to supplement our finance and accounting staff.

•	Navistar, Inc. fully outsourced the internal audit function to an independent accounting firm.

•
Under the guidance of Navistar, Inc's new Chief Information Officer ("CIO"), we adopted and implemented Control Objectives for Information and related Technology  (COBIT®), a recognized industry standard control framework, as the foundation of our design of information technology ("IT") general controls.

•	We reinforced our journal entry policy and procedures to our finance and accounting team through regular communications and training.

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

Navistar Financial Corporation owns 100% of the Registrant’s common stock.

Item 13.                      Certain Relationships and Related Transactions

None.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits
	3	Articles of Incorporation and By-Laws
	10	Material Contracts
	31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	99.1	Management's Assertion Concerning Compliance
	99.2	Report of Independent Registered Public Accounting Firm
	99.3	Officer's Compliance Certificate

(b)	Schedules
The Annual Summary of the Servicer and Settlement Certificates listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.
	13(a)	Annual Summary - Servicer and Settlement Certificates for Series 2004-1 and 2005-1.
	13(b)	Dealer Note Master Owner Trust Series Data

(c)	Reports on Form 8-K
The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2006:
	(i)	Navistar Financial Dealer Note Master Owner Trust filed the July Servicer and Settlement Certificates on Form 8-K dated August 28, 2006.
	(ii)	Navistar Financial Dealer Note Master Owner Trust filed the August Servicer and Settlement Certificates on Form 8-K dated October 3, 2006.
	(iii)	Navistar Financial Dealer Note Master Owner Trust filed the September Servicer and Settlement Certificates on Form 8-K dated October 27, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST
(Exact name of Registrant as specified in its charter)

Date: July 1, 2009	By: /s/	DAVID L. DERFELT
David L. Derfelt
Vice President and Controller
(Principal Accounting Officer)

Schedule 13(a)
ANNUAL SERVICER AND SETTLEMENT CERTIFICATE NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST ASSET BACKED CERTIFICATES SERIES 2004-1

Under the Series 2004-1 Supplement dated as of June 10, 2004 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 2004-1 Certificateholders as well as the performance of the Master Trust during the previous month.  An annual aggregation of such monthly reports for the period of November 01, 2005 through October 31, 2006 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate.  Certain other information is presented based on the aggregate amounts for the Master Trust as a whole.  Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1	NFC is Servicerunder the Agreement.

2	The undersigned is a Servicing Officer.

3	Master Trust Information.

3.1	The amount of the Advance, if any, for the Due Period	5,399,569.60

3.2	The amount of NITC Finance Charges for the Due Period	69,033,550.86

3.3	The average daily balance of Dealer Notes outstanding during the Due Period	1,447,423,666.74

3.4	The total amount of Advance Reimbursements for the Due Period	0.00

3.5	The aggregate principal amount of Dealer Notes repaid during the Due Period	5,349,417,554.46

3.6	The aggregate principal amount of Dealer Notes purchased by the Master Trust during the Due Period	5,699,725,475.55

3.7	The amount of the Servicing Fee for the Due Period	14,652,630.93

3.8	The average daily Master Trust Seller's Interest during the Due Period	260,483,685.51

3.9	The Master Trust Seller's Interest as of the Distribution Date (after giving effect to the
	transactions set forth in Article IV of the Supplement)	235,880,000.00

3.10	The aggregate amount of Collections for the Due Period	5,497,173,921.72

3.11	The aggregate amount of Finance Charge Collections for the Due Period	136,588,038.10

3.12	The aggregate amount of Principal Collections for the Due Period	5,360,585,883.62

3.13	The amount of Dealer Note Losses for the Due Period	407.84

3.14	The aggregate amount of Dealer Notes as of the last day of the Due Period	1,704,495,559.83

3.15	The aggregate amount of funds on deposit in the Excess Funding Account
	as of the end of the last day of the Due Period (after giving effect to the
	transactions set forth in Article IV of the Supplement and Article IV
	of the Agreement)	0.00

3.16	Eligible Investments in the Excess Funding Account:

	a. The aggregate amount of funds invested in Eligible Investments	0.00

	b. Description of each Eligible Investment:	JPMorgan Prime MM Fund

	c. The rate of interest applicable to each such Eligible Investment	5.17%

	d. The rating of each such Eligible Investment	AAAm/Aaa

3.17	The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
	as of the end of the Due Period	22,026,499.64

3.18	The Dealers with the five largest aggregate outstanding
	principal amounts of Dealer Notes in the Master Trust as of
	the end of the Due Period:

	i)	Chicago Intl
	ii)	Prairie
	iii)	KCR
	iv)	Westrux
	v)	Lee-Smith

3.19	Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding, as of the end of the Due Period	0.09%

3.20	The aggregate amount of Dealer Notes issued to finance used vehicles,
	as of the end of the Due Period	84,673,625.50

3.21	The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for the benefit of the Master Trust Certificateholders.	100,440.32

3.22	Eligible Investments in the Servicer Transition Fee Account:

	a. The aggregate amount of funds invested in Eligible Investments	100,000.00

	b. Description of each Eligible Investment:	JPMorgan Prime MM Fund

	c. The rate of interest applicable to each such Eligible Investment	5.17%

	d. The rating of each such Eligible Investment	AAAm/Aaa

3.23	The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on the Distribution Date)	100,000.00

4	Series 2004-1 Information (November 01, 2005 through October 31, 2006)

4.1	The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on the Distribution Date)	424,000,000.00

4.2	The Adjusted Invested Amount as of the Distibution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on the Distribution Date)	462,160,000.00

4.3	The Amount of the Seller's Invested Amount for the Due Period	280,495,559.83

4.4	The amount of Series Allocable Dealer Notes Losses for the Due Period	135.97

4.5	The amount of Series Allocable Finance Charge Collections for the Due Period	44,846,851.39

4.6	The amount of Series Allocable Principal Collections for the Due Period	1,700,095,921.16

4.7	The amount of Noteholder Allocated Dealer Note Losses for the Due Period	0.00

4.8	The amount of Noteholder Available Interest Amounts for the Due Period	38,753,016.69

4.9	The amount of Noteholder Available Principal Amounts for the Due Period	1,472,175,858.90

4.10	The aggregate amount of the Principal Shortfall, if any for the Due Period	0.00

4.11	The aggregate amount of Seller Interest Amounts for the Due Period	6,093,834.66

4.12	The aggregate amount of Seller's Principal Amounts for the Due Period	227,931,717.77

4.13	The Reassignment Amount as of the Transfer Date	424,000,000.00

4.14	The Minimum Series Seller's Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement)	50,880,000.00

4.15	The Minimum Seller's Invested Amount as of the Distribution Date (after giving effect to the transaction set forth in Article IV of the Supplement)	0.00
4.16	The Minimum Seller's Interest as of the Distribution Date (after giving effect to the transaction set forth in Article IV of the Supplement)	50,880,000.00

4.17	The Series Allocation Percentage with respect to Series 2004-1 for the Due Period	28.58%

4.18	The Noteholder Floating Allocation Percentage for the Due Period	87.04%

4.19	The Noteholder Principal Allocation Percentage, if applicable,
	for the Due Period	87.04%

4.20	The total amount to be distributed on the Series 2004-1
	Certificates on the Distribution Date	26,321,148.88

4.21	The total amount, if any, to be distributed on the Series 2004-1
	Certificates on the Distribution Date allocable to the Invested Amount	0.00

4.22	The total amount, if any, to be distributed on the Series 2004-1
	Certificates on the Distribution Date allocable to interest
	on the 2004-1 Certificates	22,151,029.57

4.23	The amount of the Investor Servicing Fee to be paid on such
	Distribution Date	4,169,999.52

4.24	The amount of Investment Income with respect to the Series
	2004-1 Certificate for the Due Period	276,630.45

4.25	The amount of Excess Interest Collections for the Due Period	12,708,498.27

4.26	The amount of Excess Interest Collections for the Due Period
	allocated to other Series	0.00

4.27	The amount of Noteholder Available Principal Amounts treated
	as Shared Principal Collections for the Due Period	0.00

4.28	The amount of all Shared Principal Collections allocated to
	Series 2004-1 for the Due Period	0.00

NOTE STATEMENT NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST SERIES 2004-1 NOTES

Under the Series 2004-1 Indenture Supplement dated as of June 10, 2004 (the "Indenture Supplement") by and among Navistar Financial Dealer Note Master Owner Trust ("The Master Owner Trust") and The Bank of New York, as trustee (the "Indenture Trustee"), the Indenture Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments on the Series 2004-1 Notes as well as the performance of the Master Owner Trust during the previous month.  An annual aggregation of such monthly reports for the period of November 01, 2005 through October 31, 2006 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate.  Certain other information is presented based on the aggregate amounts for the Master Owner Trust as a whole.  Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Indenture Supplement

5	Series 2004-1 Notes Information (November 01, 2005 through October 31, 2006)

5.1	Series 2004-1 Nominal Liquidation Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments made on the Payment Date).	212,000,000.00

5.1.1	Cumulative Reductions (Net of Reinstatements) of the Series 2004-1 Nominal Liquidation Amount, if any, as of the Transfer Date	0.00

5.2	Series 2004-1 Collateral Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments made on the Payment Date).	231,080,000.00

5.3	Series 2004-1 Overcollateralization Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments made on the Payment Date).	19,080,000.00

5.3.1	Series 2004-1 Target Overcollateralization Amount, if any, as of the Transfer Date	19,080,000.00

5.3.2	Cumulative Reductions (Net of Reinstatements) of the Series 2004-1 Overcollateralization Amount Deficiency, if any, as of the Transfer Date	0.00

5.4	Series 2004-1 Allocated Dealer Note Losses / (Recoveries) for the Due Period	67.99

5.5	Series 2004-1 Allocated Interest Amounts for the Due Period	19,376,508.36

5.6	Series 2004-1 Allocated Principal Amounts for the Due Period	736,087,929.44

5.7	Series 2004-1 Noteholders Allocated Dealer Note Losses / (Recoveries) for the Due Period	33.99

5.8	Series 2004-1 Available Interest Amounts with respect to the Due Period	19,571,485.76

5.9	Series 2004-1 Available Principal Amounts with respect to the Due Period	736,087,929.44

5.10	Shortfall in Series Available Principal Amounts, if any, for the Due Period	0.00

5.11	Sellers Invested Amount for the Series 2004-1 Notes for the Due Period	25,440,000.00

5.12	Shortfall in Series Available Interest Amounts, if any, for the Due Period	0.00

5.13	Unreimbursed reductions to the Series 2004-1 Collateral Amount, if any, for the Due Period	0.00

5.14	Nominal Liquidation Amount plus Accrued and Unpaid Interest as of the Transfer Date	212,000,000.00

5.15	Series 2004-1 Required Seller's Invested Amount as of the Payment Date	25,440,000.00

5.16	Series 2004-1 Controlled Accumulation Amount, if any, for the Due Period	0.00

5.17	Series 2004-1 Controlled Deposit Amount, if any, for the Due Period	0.00

5.18	Series Variable Allocation Percentage for the Due Period	50.00%

5.19	Series Fixed Allocation Percentage for the Due Period	50.00%

5.20	Total amount to be distributed on the Series 2004-1 Notes on the Payment Date	13,599,456.93

5.21	Total amount, if any, to be distributed on the Series 2004-1 Notes on the Payment Date allocable to the Outstanding Principal Amount	0.00

5.22	Total amount to be distributed on the Series 2004-1 Notes on the Payment Date allocable to interest on the Series 2004-1 Notes	11,188,061.46

5.23	Series 2004-1 Servicing Fee to be paid on the Payment Date	2,411,395.47

5.24.1	Series 2004-1 Investment Income	81,653.02

5.24.2	Series 2004-1 Principal Funding Account investment income	0.00

5.24.3	Series 2004-1 Negative Carry Account investment income	0.00

5.24.4	Series 2004-1 Interest Funding Account investment income	0.00

5.24.5	Series 2004-1 Spread Account investment income	113,324.37

5.25	Series Excess Available Interest Amounts for the Due Period	5,972,028.85

5.26	Excess Available Interest Amounts for the Due Period allocated to other Series of Notes	0.00

5.27	Excess Available Interest Amounts for the Due Period allocated to Series of Investor Certificates	0.00

5.28	Excess Available Principal Collections allocated from other series of Notes to Series 2004-1 for the Due Period	0.00

5.29	Amount of Shared Principal Collections allocated to Series 2004-1 Collateral Certificate for the Due Period	48,958,225.78

5.30	Amount of Excess Available Principal Collections allocated to other Series of Notes for the Due Period	0.00

5.31	Cash Collateral Percentage as of the Transfer Date	0.83%

5.32	Mismatch Amount for the Series 2004-1 Notes for the Due Period	0.00

5.33	Reimbursement Amount for the Series 2004-1 Notes for the Due Period	0.00

5.34	Certain amounts and calculations referenced in the definition of Early Redemption Event	See Exhibit A

6	Account Information (November 01, 2005 through October 31, 2006)

6.1	Series 2004-1 Spread Account Balance as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date	2,650,000.00

6.1.1	Series 2004-1 Spread Account Required Amount, if any, as of the Payment Date after giving effect to all withdrawal and deposits made on such Payment Date	2,650,000.00

6.2	Series 2004-1 Principal Funding Account Balance as of the Payment Date after giving effect to all withdrawal and deposits made on such Payment Date	0.00

6.3	Series 2004-1 Negative Carry Account Balance as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date	0.00

6.3.1	Series 2004-1 Required Negative Carry Account Balance, if any, as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date	0.00

6.4	Series 2004-1 Interest Funding Account Balance as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date.	0.00

7	Class A Notes Information (November 01, 2005 through October 31, 2006)

7.1	Class A Outstanding Principal Amount as of the Payment Date after giving effect to the transaction made on such Payment Date	200,000,000.00

7.2	Class A Nominal Liquidation Amount as of the Payment Date after giving effect to the transactions made on such Payment Date	200,000,000.00

7.3	Total amount to be distributed on the Class A Notes on the Payment Date	10,483,221.49

7.4	Total amount, if any, to be distributed on the Class A Notes on the Payment Date allocable to the Class A Outstanding Principle Amount	0.00

7.5	Total amount to be distributed on the Class A Notes on the Payment Date allocable interest to the Class A Note	10,483,221.49

7.6	Class A Monthly Interest for the Interest Period	10,483,221.49

8	Class B Notes Information (November 01, 2005 through October 31, 2006)	0.00

8.1	Class B Outstanding Principal Amount as of the Payment Date after giving effect to the transaction made on such Patment Date	12,000,000.00

8.2	Class B Nominal Liquidation Amount as of the Payment Date after giving effect to the transaction made on such Payment Date	12,000,000.00

8.3	Total amount to be distributed on the Class B Notes on the Payment Date	704,839.97

8.4	Total amount, if any, to be distributed on the Class B Notes on the Payment	0.00

8.5	Total amount to be distributed on the Class B Notes on the Payment Date allocable interest on the Class B Notes	704,839.97

8.6	Class B Monthly Interest for the Interest Period	704,839.97

NOTE STATEMENT NAVISTAR FINANCIAL DEALER NOTE MASTER OWNER TRUST SERIES 2005-1 NOTES

Under the Series 2005-1 Indenture Supplement dated as of February 28, 2005 (the "Indenture Supplement") by and among Navistar Financial Dealer Note Master Owner Trust ("The Master Owner Trust") and The Bank of New York, as trustee (the "Indenture Trustee"), the Indenture Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments on the Series 2005-1 Notes as well as the performance of the Master Owner Trust during the previous month.  An annual aggregation of such monthly reports for the period of November 01, 2005 through October 31, 2006 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate.  Certain other information is presented based on the aggregate amounts for the Master Owner Trust as a whole.  Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Indenture Supplement

5	Series 2005-1 Notes Information (November 01, 2005 through October 31, 2006)

5.1	Series 2005-1 Nominal Liquidation Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2005-1 Indenture Supplement and to payments made on the Payment Date).	212,000,000.00

5.1.1	Cumulative Reductions (Net of Reinstatements) of the Series 2004-1 Nominal Liquidation Amount, if any, as of the Transfer Date	0.00

5.2	Series 2005-1 Collateral Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2005-1 Indenture Supplement and to payments made on the Payment Date).	231,080,000.00

5.3	Series 2005-1 Overcollateralization Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2005-1 Indenture Supplement and to payments made on the Payment Date).	19,080,000.00

5.3.1	Series 2005-1 Target Overcollateralization Amount, if any, as of the Transfer Date	19,080,000.00

5.3.2	Cumulative Reductions (Net of Reinstatements) of the Series 2005-1 Overcollateralization Amount Deficiency, if any, as of the Transfer Date	0.00

5.4	Series 2005-1 Allocated Dealer Note Losses / (Recoveries) for the Due Period	67.99

5.5	Series 2005-1 Allocated Interest Amounts for the Due Period	19,376,508.36

5.6	Series 2005-1 Allocated Principal Amounts for the Due Period	736,087,929.44

5.7	Series 2005-1 Noteholders Allocated Dealer Note Losses / (Recoveries) for the Due Period	33.99

5.8	Series 2005-1 Available Interest Amounts with respect to the Due Period	19,571,495.11

5.9	Series 2005-1 Available Principal Amounts with respect to the Due Period	736,087,929.44

5.10	Shortfall in Series Available Principal Amounts, if any, for the Due Period	0.00

5.11	Sellers Invested Amount for the Series 2005-1 Notes for the Due Period	25,440,000.00

5.12	Shortfall in Series Available Interest Amounts, if any, for the Due Period	0.00

5.13	Unreimbursed reductions to the Series 2005-1 Collateral Amount, if any, for the Due Period	0.00

5.14	Nominal Liquidation Amount plus Accrued and Unpaid Interest as of the Transfer Date	212,000,000.00

5.15	Series 2005-1 Required Seller's Invested Amount as of the Payment Date	25,440,000.00

5.16	Series 2005-1 Controlled Accumulation Amount, if any, for the Due Period	0.00

5.17	Series 2005-1 Controlled Deposit Amount, if any, for the Due Period	0.00

5.18	Series Variable Allocation Percentage for the Due Period	50.00%

5.19	Series Fixed Allocation Percentage for the Due Period	50.00%

5.20	Total amount to be distributed on the Series 2005-1 Notes on the Payment Date	13,374,363.58

5.21	Total amount, if any, to be distributed on the Series 2005-1 Notes on the Payment Date allocable to the Outstanding Principal Amount	0.00

5.22	Total amount to be distributed on the Series 2005-1 Notes on the Payment Date allocable to interest on the Series 2005-1 Notes	10,962,968.11

5.23	Series 2005-1 Servicing Fee to be paid on the Payment Date	2,411,395.47

5.24.1	Series 2005-1 Investment Income	81,653.02

5.24.2	Series 2005-1 Principal Funding Account investment income	0.00

5.24.3	Series 2005-1 Negative Carry Account investment income	0.00

5.24.4	Series 2005-1 Interest Funding Account investment income	0.00

5.24.5	Series 2005-1 Spread Account investment income	113,333.82

5.25	Series Excess Available Interest Amounts for the Due Period	6,197,131.55

5.26	Excess Available Interest Amounts for the Due Period allocated to other Series of Notes	0.00

5.27	Excess Available Interest Amounts for the Due Period allocated to Series of Investor Certificates	0.00

5.28	Excess Available Principal Collections allocated from other series of Notes to Series 2005-1 for the Due Period	0.00

5.29	Amount of Shared Principal Collections allocated to Series 2005-1 Collateral Certificate for the Due Period	48,958,225.78

5.30	Amount of Excess Available Principal Collections allocated to other Series of Notes for the Due Period	0.00

5.31	Cash Collateral Percentage as of the Transfer Date	0.83%

5.32	Mismatch Amount for the Series 2005-1 Notes for the Due Period	0.00

5.33	Reimbursement Amount for the Series 2005-1 Notes for the Due Period	0.00

5.34	Certain amounts and calculations referenced in the definition of Early Redemption Event	See Exhibit A

6	Account Information (November 01, 2005 through October 31, 2006)

6.1	Series 2005-1 Spread Account Balance as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date	2,650,000.00

6.1.1	Series 2005-1 Spread Account Required Amount, if any, as of the Payment Date after giving effect to all withdrawal and deposits made on such Payment Date	2,650,000.00

6.2	Series 2005-1 Principal Funding Account Balance as of the Payment Date after giving effect to all withdrawal and deposits made on such Payment Date	0.00

6.3	Series 2005-1 Negative Carry Account Balance as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date	0.00

6.3.1	Series 2005-1 Required Negative Carry Account Balance, if any, as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date	0.00

6.4	Series 2005-1 Interest Funding Account Balance as of the Payment Date after giving effect to all withdrawals and deposits made on such Payment Date.	0.00

7	Class A Notes Information (November 01, 2005 through October 31, 2006)

7.1	Class A Outstanding Principal Amount as of the Payment Date after giving effect to the transaction made on such Payment Date	200,000,000.00

7.2	Class A Nominal Liquidation Amount as of the Payment Date after giving effect to the transactions made on such Payment Date	200,000,000.00

7.3	Total amount to be distributed on the Class A Notes on the Payment Date	10,299,721.49

7.4	Total amount, if any, to be distributed on the Class A Notes on the Payment Date allocable to the Class A Outstanding Principle Amount	0.00

7.5	Total amount to be distributed on the Class A Notes on the Payment Date allocable interest to the Class A Note	10,299,721.49

7.6	Class A Monthly Interest for the Interest Period	10,299,721.49

8	Class B Notes Information (November 01, 2005 through October 31, 2006)	0.00

8.1	Class B Outstanding Principal Amount as of the Payment Date after giving effect to the transaction made on such Payment Date	12,000,000.00

8.2	Class B Nominal Liquidation Amount as of the Payment Date after giving effect to the transaction made on such Payment Date	12,000,000.00

8.3	Total amount to be distributed on the Class B Notes on the Payment Date	663,246.62

8.4	Total amount, if any, to be distributed on the Class B Notes on the Payment	0.00

8.5	Total amount to be distributed on the Class B Notes on the Payment Date allocable interest on the Class B Notes	663,246.62

8.6	Class B Monthly Interest for the Interest Period	663,246.62

Exhibit “A”
Series 2004-1 Notes

5.34
The percentages and all other information calculated pursuant to the Definitions at Early Redemption Events as specified in Section 1.01 of The Series 2004-1 Indenture Supplement.

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

(E)	the Seller shall become legally unable for any reason to transfer Dealer Notes to the Master Trust in accordance with the provisions of the Pooling and Servicing Agreement;__No__

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

(G)	any Servicer Termination Event shall occur (i) which would have a material adverse effect on the Series 2004-1 Noteholders and (ii) for which the Servicer has received a notice of termination; __No__

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

Used Financed Vehicle Ratio:	4.80%

(I)
on any Determination Date, the quotient of (i) the product of (a) the sum of Dealer Note Collections for each of the related Due Period and the two immediately preceding Due Periods and (b) four, divided by (ii) the daily average principal amount of Dealer Notes outstanding during such Due Periods (“Turnover”) is less than 1.7;

Turnover Ratio less than 1.7?__No__
Turnover Ratio:	4.02

(J)	the Series 2004-1 Outstanding Principal Amount is not repaid by the Expected Principal Payment Date;__No__

(K)	the Issuer becomes an “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not exempt from compliance with that Act;__No__

(L)	the occurrence of an Event of Default under the Indenture;	__No__

(M)
the delivery by the Seller to the Master Trust Trustee of a notice stating that the Seller shall no longer continue to sell Dealer Notes to the Master Trust commencing on the date specified in such notice; __No__

(N)
the Average Coverage Differential shall be equal to or less than negative two percent (-2%) on each of three consecutive Determination Dates; Average Coverage Differential shall be equal to or less than negative Two percent (-2.00%) on each of three consecutive Determination Dates?__No__

2 Months Past:	3.53%
1 Month Past:	3.64%
Current Month:	3.61%

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

(P)
at the end of any Due Period, the Seller’s Invested Amount is reduced to an amount less than the Minimum Seller’s Invested Amount and the Seller has failed to assign additional Dealer Notes to the Master Trust or deposit cash into the Excess Funding Account, the Series 2004-1 Principal Funding Account or any other.

Exhibit “A”
Series 2005-1 Notes

5.34
The percentages and all other information calculated pursuant to the Definitions at Early Redemption Events as specified in Section 1.01 of The Series 2004-1 Indenture Supplement.

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

       Used Financed Vehicle Ratio:                     4.80%

(I)
on any Determination Date, the quotient of (i) the product of (a) the sum of Dealer Note Collections for each of the related Due Period and the two immediately preceding Due Periods and (b) four, divided by (ii) the daily average principal amount of Dealer Notes outstanding during such Due Periods (“Turnover”) is less than 1.7;

             Turnover Ratio less than 1.7?                 __No__
                  Turnover Ratio:                   4.02

(J)	the Series 2005-1 Outstanding Principal Amount is not repaid by the Expected Principal Payment Date;__No__

(K)	the Issuer becomes an “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not exempt from compliance with that Act; __No__

(L)	the occurrence of an Event of Default under the Indenture; __No__

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

                2 Months Past:                                3.53%
                  1 Month Past:                                3.64%
                Current Month:                               3.61%

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

(P)
at the end of any Due Period, the Seller’s Invested Amount is reduced to an amount less than the Minimum Seller’s Invested Amount and the Seller has failed to assign additional Dealer Notes to the Master Trust or deposit cash into the Excess Funding Account, the Series 2005-1 Principal Funding Account or any other principal funding account with respect to any other series in the amount of such deficiency within ten Business Days following the end of such Due Period; provided, however, that if such deficiency was caused by an Excess Cash Collateral Event, the Seller shall have a six month period during which an Early Redemption Event shall not occur if the foregoing condition is satisfied by calculating the Series 2005-1 Nominal Liquidation Amount after subtracting the amount on deposit in the Series 2005-1 Principal Funding Account in respect of the Series 2005-1 Notes; and __No__

(Q)
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

SCHEDULE 13 (b)
Navistar Financial Dealer Note Master Owner Trust
Notes Series Data
Fiscal Year 2006 (11/01/2005 - 10/31/2006)*

		2004-1	2005-1
1.	Aggregate amount of Collections	755,464,437.80	755,464,437.80
	Allocated Interest Amounts for the Due Period	19,376,508.36	19,376,508.36
	Allocated Principal Amounts for the Due Period	736,087,929.44	736,087,929.44
	Allocation From / (To) Other Series	0.00	0.00

2.	Series Fixed Allocation Percentage for the Due Period	50.00%	50.00%
	Series Variable Allocation Percentage for the Due Period	50.00%	50.00%
	Principal Allocation Percentage	N/A	N/A

3.	Total amount distributed (without Servicing Fee)	11,188,061.46	10,962,968.11

4.	Total amount of such distribution allocable
	to the Outstanding Principal Amount	0.00	0.00

5.	Total amount of such distribution allocable
	to interest on the Series Notes	11,188,061.46	10,962,968.11

6.	Series Allocated Dealer Note Losses	67.99	67.99

7.	Recoveries on Dealer Note Losses	0.00	0.00

8.	Amount of Series Allocated Dealer Note Losses / (Recoveries)	67.99	67.99
	- Noteholder portion of Dealer Note Losses / (Recoveries)	59.89	59.89
	- Seller portion of Dealer Note Losses / (Recoveries)	8.09	8.09

9.	Draw Amount	N/A	N/A

10.	Investor Charge Offs	N/A	N/A

11.	Reimbursement of Investor Charge Offs	N/A	N/A

12.	Monthly Servicing Fee
	- Series Allocation - Servicing Fee	2,411,395.47	2,411,395.47
	- Noteholder Servicing Fee	2,084,999.76	2,084,999.76
	- Seller Servicing Fee	326,395.71	326,395.71

13.	Controlled Accumulation Amount	0.00	0.00

14.	Nominal Liquidation Amount prior to Distribution Date	212,000,000.00	212,000,000.00
	Nominal Liquidation Amount after Distribution Date	212,000,000.00	212,000,000.00

15.	Nominal Liquidation Amount	212,000,000.00	212,000,000.00
	Overcollateralization Amount	19,080,000.00	19,080,000.00
	Negative Carry Account Balance	0.00	0.00
	Other	0.00	0.00
	Collateral Amount	231,080,000.00	231,080,000.00

	Required Excess Seller's Interest	N/A	N/A

16.	Beginning Spread Account Balance	2,650,000.00	2,650,000.00
	Withdrawals from Spread Account (-) Interest	(11,251.96)	(11,253.56)
	Deposits to Spread Account (+) Interest	11,251.96	11,253.56
	Spread Account Balance as of the close of
	business on the Distribution date	2,650,000.00	2,650,000.00

17.	Series Principal Funding Account Balance	0.00	0.00

18.	Delinquency on Serviced Portfolio
	30 - 59 Days	0.0188%
	60 - 89 Days	0.0110%
	90+ Days	0.0602%

19.	Master Owner Trust Receivables Balance	$0.00
	Master Trust Receivables Balance	$1,704,495,559.83

	* Data includes the effect of the November distribution for the October period